Form 10-Q
period 2013-02-28
Sipup Corp
filed 2013-04-05
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to ______

SIPUP CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	333-185408	99-0382107
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

Willy-Brandt-Anlage 20

64823 Gross Umstadt, Germany

(Address of principal executive offices)

+49-1521-4984-548

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

As of April 5, 2013, there were 3,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

Part I.	Financial Information
	Item 1.	Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information
	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	(Removed and Reserved)

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Sipup Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-Q to the  “Company”, “Sipup”, “we”, “us,” or “our” are to Sipup Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three months period ended February 28, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SIPUP CORPORATION

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

February 28, 2013

(Unaudited)

Sipup Corporation
(A Development Stage Company)
Balance Sheets
February 28, 2013 and November 30, 2012

ASSETS

	February 28,	November 30,
	2013	2012
	(Unaudited)
Current Assets:
Cash	$5	$2,993
Total current assets	5	2,993

	$5	$2,993

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accounts payable and accrued expenses	$535	$535
Loan payable - stockholders	5,912	5,322
Total current liabilities	6,447	5,857

Stockholder's Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized,
3,000,000 shares issued and outstanding	3,000	3,000
Deficit accumulated during development stage	(9,442)	5,864)
	(6,442)	(2,864)

	$5	$2,993

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Statements of Operations
For the Three Months Ended February 28, 2013 and 2012 and for the Period
From October 31, 2012 (Inception) to February 28, 2013

	From October 31,	For the Three Months Ended
	2012 (Inception) to	February 28,
	February 28,2013	2013	2012

Revenue, net	$-	$-	$-

Expenses:
Computer and internet	89	89	-
Professional fees	8,446	3,436	-
Other	907	53	-
	9,442	3,578	-

Net loss	$(9,442)	$(3,578)	$-

Loss per common share - Basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	3,000,000	3,000,000	-

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Statement of Stockholder's Equity
For the Period from October 31, 2012 (Inception) to February 28, 2013

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for cash at
at $0.001 per share	3,000,000	$3,000	$-	$-	$3,000
Net loss	-	-	-	(5,864)	(5,864)
Balance - November 30, 2012	3,000,000	3,000	-	(5,864)	(2,864)

Net loss	-	-	-	(3,578)	(3,578)
Balance - February 28, 2013	3,000,000	$3,000	$-	$(9,442)	$(6,442)

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended February 28, 2013 and 2012 and for the Period
From October 31, 2012 (Inception) to February 28, 2013

	From October
	31, 2012
	(Inception) to	For the Three Months Ended
	February 28,	February 28,
	2013	2013	2012

Cash flows from operating activities:
Net loss	$(9,442)	$(3,578)	$-
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	535	-	-
Net cash used by operating activities	(8,907)	(3,578)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	3,000	-	-
Stockholder's loan	5,912	590	-
Net cash provided by financing activities	8,912	590	-

Net increase in cash	5	(2,988)	-
Cash at beginning of period	-	2,993	-
Cash at end of period	$5	$5	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Sipup Corporation ("Sipup" or the "Company") was incorporated on October 31, 2012, under the laws of the State of Nevada.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”.  The Company intends to produce, pack and sell flavoured yogurts.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenue will be recognized at the time the product is delivered or services are performed.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue will be presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at February 28, 2013.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 28, 2013.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2.  LOAN PAYABLE - STOCKHOLDER

During the three month period ended February 28, 2013 a stockholder advanced the Company $590 to pay expenses.  The loan bears no interest and is payable on demand.

Note 3.  STOCKHOLDER'S DEFICIT

In October 2012, the Company issued 3,000,000 shares of common stock at $0.001 per share.

Note 4.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	15%
Effect of operating losses	(15)%
0%

As of February 28, 2013, the Company has a net operating loss carry forward of approximately $9,400.  This loss will be available to offset future taxable income.  If not used, this carry forward will begin to expire in 2032. The deferred tax asset relating to the operating loss carry forward has been fully reserved at February 28, 2013 due to the uncertainty of its recognition.

Note 5.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2013

Note 5.  BASIS OF REPORTING (continued)

nature.  For the period from October 31, 2012 (inception) to February 28, 2013, the Company incurred a net loss of approximately $9,400.  In addition, the Company has no significant assets or revenue generating operations.

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Corporate History

Sipup Corporation ("Sipup" or the "Company") was incorporated on October 31, 2012, under the laws of the State of Nevada.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”.  The Company intends to produce, pack and sell flavored yogurts.

Description of Business

We are a development stage company which is in the business of producing, packing, and selling flavoured yogurts. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since incorporation, we have not made any significant purchase or sale of assets.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officer and sole director, contacting FDA, and  preparing our recipes.  We received our initial funding of $3,000 through the sale of common stock to Rashid Naeem, our President, Treasurer, sole officer and director, who purchased 3,000,000 shares at $0.001 per share.

We intend to build our business through delivering high quality flavoured yogurts. Our business strategy is to keep producing different flavoured yogurts to gather the interest of new customers and eventually leading to steady income.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended February 28, 2013 Compared to the Three Month Period Ended February 28, 2013

Our net loss for the three month period ended February 28, 2013 was $3,578 compared to a net loss of nil during the three month period ended February 28, 2012.  During the three month period ended February 28, 2013 and 2012, we did not generate any revenue.

During the three month period ended February 28, 2013, we incurred other expenses of $53 and professional fee of $3,436 compared to nil expenses incurred during the three month period ended February 28, 2012. Other expenses and professional fee expenses incurred during the three month period ended February 28, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,000,000 for the three month period ended February 28, 2012.

Working Capital

	February 28, 2013 $	December 31, 2012 $
Current Assets	5	2,993
Current Liabilities	6,447	5,857
Working Capital (Deficit)	(9,442)	(5,864)

Cash Flows

	Three months ended February 28, 2013 $	Three months ended February 28, 2012 $
Cash Flows from (used in) Operating Activities	(3,578)	-
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	590	-
Net Increase (decrease) in Cash During Period	(2,988)	-

Operating Revenues

From the Company’s inception on October 31, 2012 to February 28, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended February 28, 2013, the Company incurred operating expenses of $3,578 compared with nil for the three months ended February 28, 2012.

For the three months ended February 28, 2013, the Company incurred a net loss of $3,578 compared to a net loss of nil for the three months ended February 28, 2012.

Liquidity and Capital Resources

At February 28, 2013, the Company had cash of $5 and total assets of $5 compared with nil at February 28, 2012

At February 28, 2013, the Company had total liabilities of $6,447 compared with nil at February 28, 2012.

The Company had a working capital deficit of $9,442 at February 28, 2013 compared with nil at February 28, 2012.  The increase in working capital deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the period ended February 28, 2013, the Company used $3,578 of cash for operating activities compared with nil of cash for operating activities during the period ended February 28, 2012.

Cash flow from Investing Activities

During the period ended February 28, 2013, and February 28, 2012 the Company did not have any investing activities.

Cash flow from Financing Activities

During the period ended February 28, 2013, the Company received $590 in financing activities, compared with nil received during the period ended February 28, 2012.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No report required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. (Removed and Reserved).

No report required.

ITEM 5.  OTHER INFORMATION.

No report required.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPUP CORPORATION
(Name of Registrant)

Date: April 5, 2013	By:	/s/ Rashid Naeem
Name: Rashid Naeem
Title: President, Chief Executive Officer and Chief Financial Officer