Form 10-Q
period 2013-05-31
Sipup Corp
filed 2013-07-08
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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

As of July 8, 2013, there were 4,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

All references in this Form 10-Q to the  “Company”, “Sipup”, “we”, “us,” or “our” are to Sipup Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three months period ended May 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SIPUP CORPORATION

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

May 31, 2013

(Unaudited)

Sipup Corporation
(A Development Stage Company)
Condensed Balance Sheets
May 31, 2013 and November 30, 2012

ASSETS

	May 31,	November 30,
	2013	2012
	(Unaudited)
Current Assets:
Cash	$4,580	$2,993
Total current assets	4,580	2,993

	$4,580	$2,993

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued expenses	$675	$535
Loan payable - stockholders	-	5,322
Total current liabilities	675	5,857

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized,
4,000,000 and 3,000,0000 shares issued and outstanding, respectively	4,000	3,000
Additional paid in capital	49,000	-
Deficit accumulated during development stage	(49,095)	(5,864)
	3,905	(2,864)

	$4,580	$2,993

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statements of Operations
For the Six Months Ended May 31, 2013 and 2012 and for the Period
From October 31, 2012 (Inception) to May 31, 2013

	From October	For the Three		For the Six
	31, 2012	Months Ended		Months Ended
	(Inception) to	May 31,		May 31,
	May 31, 2013	2013	2012	2013	2012

Revenue, net	$-	$-	$-	$-	$-

Expenses:
Officer's compensation	32,640	32,640	-	32,640	-
Computer and internet	89	-	-	89	-
Professional fees	15,073	6,627	-	10,063	-
Other	1,293	386	-	439	-
	49,095	39,653	-	43,231	-

Net loss before other
income and expenses	(49,095)	(39,653)	-	(43,231)	-

Net loss	$(49,095)	$(39,653)	$-	$(43,231)	$-

Loss per common share -
Basic and fully diluted	$(0.02)	$(0.01)	$-	$(0.01)	$-

Weighted average number of
shares outstanding - Basic
and fully diluted	3,102,910	3,078,043	-	3,114,945	-

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the Period from October 31, 2012 (Inception) to May 31, 2013

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Issuance of common
shares for cash at
at $0.001 per share	3,000,000	$3,000	$-	$-	$3,000
Net loss	-	-	-	(5,864)	(5,864)
Balance - November 30,
2012	3,000,000	3,000	-	(5,864)	(2,864)

Issuance of common
shares for cash at
$0.05 per share	90,000	90	4,410	-	4,500
Issuance of common
shares for cash at
$0.05 per share	910,000	910	44,590	-	45,500
Net loss	-	-	-	(43,231)	(43,231)
Balance - May 31, 2013	4,000,000	$4,000	$49,000	$(49,095)	$3,905

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended May 31, 2013 and 2012 and for the Period
From October 31, 2012 (Inception) to May 31, 2013

	From October 31,	For the Six Months Ended
	2012 (Inception)	May 31,
	to May 31, 2013	2013	2012

Cash flows from operating activities:
Net loss	$(49,095)	$(43,231)	$-
Adjustments to reconcile net loss to net cash
used by operating activities:
Accounts payable and accrued expenses	675	140	-
Net cash used by operating activities	(48,420)	(43,091)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	53,000	50,000	-
Stockholder's loan	-	(5,322)	-
Net cash provided by financing activities	53,000	44,678	-

Net increase in cash	4,580	1,587	-
Cash at beginning of period	-	2,993	-
Cash at end of period	$4,580	$4,580	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

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

Basis of Presentation

These interim unaudited condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  Management believes that these financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period.  Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended November 30, 2012 included in the Company’s Registration Statement on Form S-1 covering such period.

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

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at May 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2013.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2.  LOAN PAYABLE - STOCKHOLDER

During the six month period ended May 31, 2013 a stockholder advanced the Company $2,038 to pay expenses.  The loan, which did not bear interest, was fully repaid by May 31, 2013.

Note 3.  STOCKHOLDERS' DEFICIT

In October 2012, the Company issued 3,000,000 shares of common stock at $0.001 per share.

In April 2013, pursuant to the terms of an offering registered with the SEC, the Company issued 90,000 shares of common stock at $0.05 per share.

In May 2013, pursuant to the terms of an offering registered with the SEC, the Company issued 910,000 shares of common stock at $0.05 per share.

Note 4.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	15%
Effect of operating losses	(15)%
0%

As of February 28, 2013, the Company has a net operating loss carryforward of approximately $49,100.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2032. The deferred tax asset relating to the operating loss carryforward has been fully reserved at May 31, 2013 due to the uncertainty of its recognition.

Note 5.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

Note 5.  BASIS OF REPORTING (continued)

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 31, 2012 (inception) to May 31, 2013, the Company incurred a net loss of approximately $49,100.  In addition, the Company has no significant assets or revenue generating operations.

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

Six Month Period Ended May 31, 2013 Compared to the Six Month Period Ended May 31, 2012

Our net loss for the six month period ended May 31, 2013 was $43,231 compared to a net loss of nil during the six month period ended May 31, 2013. During the six month period ended May 31, 2013 and 2012, we did not generate any revenue.

During the six month period ended May 31, 2013, we incurred other expenses of $439 and professional fees of $10,063 compared to nil expenses incurred during the six month period ended May 31, 2012. Other expenses and professional fees incurred during the six month period ended May 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,114,945 for the six month period ended May 31, 2013.

Working Capital

	May 31, 2013 $	November 30, 2012 $
Current Assets	4,580	2,993
Current Liabilities	675	5,857
Working Capital (Deficit)	(49,095)	(5,864)

Cash Flows

	Six months ended May 31, 2013 $	Six months ended May 31, 2012 $
Cash Flows from (used in) Operating Activities	(43,091)	-
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	44,678	-
Net Increase (decrease) in Cash During Period	1,587	-

Operating Revenues

From the Company’s inception on October 31, 2012 to May 31, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the six months ended May 31, 2013, the Company incurred operating expenses of $43,091 compared with nil for the six months ended May 31, 2012.

For the six months ended May 31, 2013, the Company incurred a net loss of $43,231 compared to a net loss of nil for the six months ended May 31, 2012.

Liquidity and Capital Resources

At May 31, 2013, the Company had cash of $4,580 and total assets of $4,580 compared with nil at May 31, 2012

At May 31, 2013, the Company had total liabilities of $675compared with nil at May 31, 2012.

The Company had a working capital deficit of $49,095 at May 31, 2013 compared with nil at May 31, 2012.  The increase in working capital deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the period ended May 31, 2013, the Company used $43,091 of cash for operating activities compared with nil of cash for operating activities during the period ended May 31, 2012.

Cash flow from Investing Activities

During the period ended May 31, 2013, and May 31, 2012 the Company did not have any investing activities.

Cash flow from Financing Activities

During the period ended May 31, 2013, the Company received $44,678 in financing activities, compared with nil received during the period ended May 31, 2012.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIPUP CORPORATION
(Name of Registrant)

Date: July 8, 2013	By:	/s/ Rashid Naeem
Name: Rashid Naeem
Title: President, Chief Executive Officer and Chief Financial Officer