Form 10-Q
period 2013-08-31
Sipup Corp
filed 2013-10-15
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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

As of October 15, 2013, there were 4,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

All references in this Form 10-Q to the  “Company”, “Sipup”, “we”, “us,” or “our” are to Sipup Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim financial statements for the three months period ended August 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SIPUP CORPORATION

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

August 31, 2013

(Unaudited)

Sipup Corporation
(A Development Stage Company)
Condensed Balance Sheets
August 31, 2013 and November 30, 2012

ASSETS

	August 31,	November 30,
	2013	2012
	(Unaudited)
Current Assets:
Cash	$2	$2,993
Total current assets	2	2,993

	$2	$2,993

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued expenses	$11,035	$535
Loan payable - stockholders	2,330	5,322
Total current liabilities	13,365	5,857

Stockholders' Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized,
4,000,000 and 3,000,0000 shares issued and outstanding, respectively	4,000	3,000
Additional paid in capital	49,000	-
Deficit accumulated during development stage	(66,363)	(5,864)
	13,363	(2,864)

	$2	$2,993

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended August 31, 2013 and 2012 and for the Period
From October 31, 2012 (Inception) to August 31, 2013

	From October	For the Three		For the Nine
	31, 2012	Months Ended		Months Ended
	(Inception) to	August 31,		August 31,
	August 31, 2013	2013	2012	2013	2012

Revenue, net	$-	$-	$-	$-	$-
Product sales, net	-	-	-	-	-

Expenses:
Officer's compensation	47,000	14,360	-	47,000	-
Computer and internet	89	-	-	89	-
Professional fees	17,713	2,640	-	12,703	-
Other	1,561	268	-	707	-
	66,363	17,268	-	60,499	-

Net loss before other
income and expenses	(66,363)	(17,268)	-	(60,499)	-

Other income and (expenses)
Interest expense	-	-	-	-	-
Provision for income taxes	-	-	-	-	-
	-	-	-	-	-

Net loss	$(66,363)	$(17,268)	$-	$(60,499)	$-

Loss per common share -
Basic and fully diluted	$(0.02)	$(0.01)	$-	$(0.02)	$-

Weighted average number
of shares outstanding -
Basic and fully diluted	3,373,507	3,250,000	-	3,412,116	-

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statement of Stockholders' Equity
For the Period from October 31, 2012 (Inception) to August 31, 2013

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Issuance of common
shares for cash at
at $0.001 per share	3,000,000	$3,000	$-	$-	$3,000
Net loss	-	-	-	(5,864)	(5,864)
Balance - November 30,
2012	3,000,000	3,000	-	(5,864)	(2,864)

Issuance of common
shares for cash at
$0.05 per share	90,000	90	4,410	-	4,500
Issuance of common
shares for cash at
$0.05 per share	910,000	910	44,590	-	45,500
Net loss	-	-	-	(60,499)	(60,499)
Balance - August 31,
2013	4,000,000	$4,000	$49,000	$(66,363)	$(13,363)

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended August 31, 2013 and 2012 and for the Period
From October 31, 2012 (Inception) to August 31, 2013

	From October 31,	For the Nine Months Ended
	2012 (Inception)	August 31,
	to August 31, 2013	2013	2012

Cash flows from operating activities:
Net loss	$(66,363)	$(60,499)	$-
Adjustments to reconcile net loss to net cash
used by operating activities:
Accounts payable and accrued expenses	11,035	10,500	-
Net cash used by operating activities	(55,328)	(49,999)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	53,000	50,000	-
Stockholder's loan	2,330	(2,992)	-
Net cash provided by financing activities	55,330	47,008	-

Net increase in cash	2	(2,991)	-
Cash at beginning of period	-	2,993	-
Cash at end of period	$2	$2	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

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

Basis of Presentation

These interim unaudited condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  Management believes that these financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period.  Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended November 30, 2012 included in the Company’s Registration Statement on Form S-1 covering such period.

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

August 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at August 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at August 31, 2013.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2.  LOAN PAYABLE - STOCKHOLDER

During the nine month period ended August 31, 2013 a stockholder advanced the Company $2,330 to pay expenses.  The loan bears no interest and is payable on demand.

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
0%

As of August 31, 2013, the Company has a net operating loss carryforward of approximately $66,400.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2032. The deferred tax asset relating to the operating loss carryforward has been fully reserved at August 31, 2013 due to the uncertainty of its recognition.

Note 5.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

Note 5.  BASIS OF REPORTING (continued)

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 31, 2012 (inception) to August 31, 2013, the Company incurred a net loss of approximately $66,400.  In addition, the Company has no significant assets or revenue generating operations.

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

Nine Month Period Ended August 31, 2013 Compared to the Nine Month Period Ended August 31, 2012

Our net loss for the nine month period ended August 31, 2013 was $60,499 compared to a net loss of nil during the nine month periods ended August 31, 2013 and 2012, respectively. During the nine month periods ended August 31, 2013 and 2012, we did not generate any revenue.

During the nine month period ended August 31, 2013, we incurred other expenses of $707 and professional fees of $12,703 compared to nil expenses incurred during the nine month period ended August 31, 2012. Other expenses and professional fees incurred during the nine month period ended August 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,412,116 for the nine month period ended August 31, 2013.

Working Capital

	August 31, 2013 $	November 30, 2012 $
Current Assets	2	2,993
Current Liabilities	13,365	5,857
(Deficit)	(66,363)	(5,864)

Cash Flows

	Nine months ended August 31, 2013 $	Nine months ended August 31, 2012 $
Cash Flows from (used in) Operating Activities	(49,999)	-
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	47,008	-
Net Increase (decrease) in Cash During Period	2	-

Operating Revenues

From the Company’s inception on October 31, 2012 to August 31, 2013, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the nine months ended August 31, 2013, the Company incurred operating expenses of $60,499 compared with nil for the nine months ended August 31, 2012.

For the nine months ended August 31, 2013, the Company incurred a net loss of $60,499 compared to a net loss of nil for the nine months ended August 31, 2012.

Liquidity and Capital Resources

At August 31, 2013, the Company had cash of $2 and total assets of $2 compared with nil at August 31, 2012

At August 31, 2013, the Company had total liabilities of $13,365 compared with nil at August 31, 2012.

The Company had a deficit of $66,363 at August 31, 2013 compared with nil at August 31, 2012.  The increase in the deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the period ended August 31, 2013, the Company used $49,999 of cash for operating activities compared with nil of cash for operating activities during the period ended August 31, 2012.

Cash flow from Investing Activities

During the period ended August 31, 2013, and August 31, 2012 the Company did not have any investing activities.

Cash flow from Financing Activities

During the period ended August 31, 2013, the Company received $47,008 in financing activities, compared with nil received during the period ended August 31, 2012.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIPUP CORPORATION
(Name of Registrant)

Date: October 15, 2013	By:	/s/ Rashid Naeem
Name: Rashid Naeem
Title: President, Chief Executive Officer and Chief Financial Officer