Form 10-K
period 2013-11-30
Sipup Corp
filed 2014-03-17
CIK 1563227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to _________________________

333-185408
Commission file number

SIPUP CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	99-0382107
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

245 Park Avenue, New York, NY	10167
(Address of principal executive offices)	(Zip Code)

212 792-4000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $1,500,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 14, 2014, Sipup Corporation had 4,000,000 shares issued and outstanding.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Sipup Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things:

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

●	risks related to our international operations and currency exchange fluctuations; and

●	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “Sipup”, “we”, “us,” or “our” are to Sipup Corporation

Item 1. Business.

Our Company

Sipup Corporation was incorporated on October 31, 2012 under the laws of the State of Nevada for the purpose of producing, packing and selling flavored yogurts.

We are a development stage company that has not realized any revenues to date, and our accumulated deficit as of November 30, 2013 is $69,803.  To date we have raised an aggregate of $66,823 through the sales of our securities and from stockholders loans. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  The Company’s principal offices are located at 245 Park Avenue, New York, NY, 10167. Our telephone number is 212 792-4000.

Organization within the last five years

On October 31, 2012, the Company was incorporated under the laws of the State of Nevada. We were formed to produce, pack, and sell flavored yogurts. We are in the development stage, and have not realized any revenues from our operations.

Rashid Naeem has served as our President, Chief Executive Officer, Secretary and Treasurer, from October 31, 2012, until December 5, 2013 and was replaced following his resignation by Jacob Daddon. Our board of directors is comprised of one person: Jacob Daddon.
We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. On November 19, 2012, we issued 3,000,000 shares of common stock to our sole officer and director on that date. Mr. Naeem purchased such 3,000,000 shares at a purchase price of $0.001 per share, for an aggregate purchase price of $3,000.

On December 5, 2013, Mr. Nissim Barih (“Barih”) and several other unrelated persons (each a “Buyer” and collectively, the “Buyers”), closed on a transaction (the “Purchase”) in which the Buyers acquired a total of 3,000,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”) of Sipup from Rashid Naeem, the Company’s sole director and officer (“Naeem”) immediately prior to the Purchase. The Purchase was consummated pursuant to the Stock Purchase Agreement by and among the Buyers and Naeem. The aggregate purchase price paid for the Shares was $131,000.  The Shares represented  in the aggregate 75% of all of the issued and outstanding shares of the Company’s Common Stock.  Barih, one of the Buyers, holds 2,475,000 of the Shares, representing approximately 61% of all of our issued and outstanding Common Stock. The funds used to consummate the Purchase of the Shares were the personal funds of each participating Buyer. Accordingly, the purchase of the Shares resulted in a change in control of the Company.

In connection with the above transaction, Naeem resigned from all officers’ positions that he held in the Company, including President, Chief Executive Officer, Secretary and Treasurer, which resignation became effective immediately upon the closing of the Purchase.  Contemporaneously with closing of the Purchase, Jacob Daddon was appointed as our President and Chief Executive Officer and one of our directors.

General

We were incorporated on October 31, 2012 in the State of Nevada.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since incorporation, we have not made any significant purchase or sale of assets.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officer and sole director, contacting FDA, and preparing our recipes.  Our financial statements from inception (October 31, 2012) through our fiscal year ended November 30, 2013 report no revenues and a net loss of $69,803.  Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We are a development stage company which plans to be in the business of producing, packing, and selling flavored yogurts. To implement our plan of operations we require a minimum funding of $25,000 for the next twelve months.  After twelve months period we may need additional financing.  If we do not generate any revenue we may need a minimum of $25,000 of additional funding to pay for SEC filing requirements.  We have no revenues and have incurred losses since inception. The Company’s principal offices are located at 245 Park Avenue, New York, NY, 10167. Our telephone number is 212 792-4000.

Our operations to date have been devoted primarily to start-up and development activities, which include:

1. Formation of the Company;

2. Development of our business plan;

3. Contacted Food and Drug Administration (FDA) for product labeling procedure and for requirements for registering our manufacturing facility; and

4. Preparing the recipes for our flavored yogurts.

5. Registered our domain name “www.sipupcorp.com” but the website is currently under construction.

Our flavored yogurt recipes currently include all fruit flavors. The following list follows what we will be making: Apple, apricot, blueberry, cherry, peach, orange, pear, and strawberry. Our flavors under development will include all the following products: Carrot, cucumber, raisin, almonds and more as we expand the business. All of our flavored yogurts will have sugar added to them.  The yogurt business has a lot of competition especially in the recent decades as many flavored and frozen yogurt companies have surfaced. Some of the world’s most established and biggest yogurt companies started out in Europe and we will face immense competition from these established companies. We plan to manufacture, distribute and conduct our planned business from Germany but once we establish our brand like other yogurt companies we will have our yogurts made and distributed all over the place.

Product Description

We intend to produce, pack, and sell our flavored yogurts and market them. We have contacted the Food and Drug Administration (FDA) for the product labeling procedure, and registration requirement of our manufacturing facility. We have not registered our facility with FDA as we will once we setup our office and warehouse.  We plan to have our flavored yogurts shelved and refrigerated at local grocery stores and at bigger retailers and wholesalers.

As we will be new in the business, we will require full payments from our customers prior to releasing our flavored yogurts.  Potential customers will have two options to pay: by wire transfer or by sending a check/money order.  Our customers will be responsible to cover the transporting costs for bigger quantities, as we will not be able to transport products in big quantity.  We plan to purchase or lease out delivery vehicles once we start making revenue. Once the customer becomes a regular client we will take a partial deposit to have our product released at our own expense and risk.

Marketing Our Product

We plan to market our yogurts locally initially.  We intend to develop and maintain a database of potential small grocery stores locally who may want to buy and have our yogurts put in their refrigerators. Our methods of communication will include: phone calls, email, and regular mail.  We will ask our satisfied customers for referrals.  To draw attention from potential customers we plan to market and advertise our company though social networking. We intend to use Facebook and Twitter to spread information about our flavored yogurts.

Insurance

We do not maintain any insurance. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees. Our sole officer and director, is a non-employee officer and director of the Company. We intend to hire employees on an as needed basis. Our sole officer and director handles the company’s day to day operations.

Offices

The Company’s principal offices are located at 245 Park Avenue, New York, NY, 10167. Our telephone number is 212 792-4000.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

However once we start producing, and packing flavored yogurts we will be required to comply with all regulations, rules and directives of governmental authorities and agencies. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business and do not need to demonstrate that; however we will have to comply with all applicable export, import, and product labeling regulations. Also our flavored yogurts shall comply with all applicable Federal regulations including those contained in the Food and Drug Administration’s Standard of Identity for Yogurt (21 CFR Part 131.200).

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Plan of Operation

Our cash balance is $Nil as of November 30, 2013. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

At the present time, we have been able to raise additional cash by selling of common stock, it will likely not be sufficient to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely

In the next twelve months, we plan to engage in the following activities to expand our business operations:

(1) In the first and second months after receiving sufficient financing, we plan to set up an office and a small warehouse for operations and storage. Our officer and director will handle our administrative duties.

(2) In the third and fourth months after receiving sufficient financing, we plan to buy used or lease cheap machinery for our flavored yogurts to be produced, and packed in-house instead of out-sourcing to other companies to save costs. We also plan to purchase ingredients and yogurt containers necessary to make and pack the yogurts.

(3) In the fifth and sixth months after receiving sufficient financing, we plan to have a small promotion by sampling our flavored yogurts out to businesses for a feedback and to get our companies name out in the communities and to improve on our flavors.

(4) In the seventh and eight months after receiving sufficient financing we plan to market our flavored yogurts to local grocery retailers to have our yogurts put in their refrigerators.

(5) In the ninth and tenth months after receiving sufficient financing, we plan to meet with bigger retailers and wholesalers to have our flavored yogurts put on shelves at their stores.

(6) In the eleventh and twelfth months after receiving sufficient financing, we plan to come out with more flavors of our flavored yogurts under our company’s name and market them as well.

Subject to raising working capital, management may also consider other business opportunities, including a strategic merger or acquisition outside our current line of business, in order to increase shareholder value.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited operating history; Need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company does not own or lease any property.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings, nor is there any known legal proceedings contemplated against the Company.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

QUOTATION ON THE OTC BULLETIN BOARD AND OTC MARKETS GROUP INC.

Our common stock is quoted on the OTC Bulletin Board and the OTCQX under the symbol “SPUP.”

The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	LOW	HIGH
Year Ended November 30, 2013
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

	LOW	HIGH
Year Ended November 30, 2012
Fourth quarter	$0.00	$0.00

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCBB for the periods indicated.

HOLDERS

As of the date of this Form 10-K the Company had 4,000,000 shares of our common stock issued and outstanding held by 17 holders of record. I will get this form the transfer agent.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans. We may in the future adopt a stock option plan as our mineral exploration activities progress.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From Inception (October 31, 2012) to November 30, 2013

During the period, we incorporated the Company, and prepared a business plan. Our loss since inception is $69,803 related primarily to professional fees, officers compensation, the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

For the fiscal year ended November 30, 2013, we had no revenue and had expenses of $63,939 comprised of Officers compensation of $47,000, Advertising and promotion of $89, Professional fees of $16,240 and General and administrative expense of $610 resulting in a net loss of $63,939 as compared to expenses of $5,864 comprised of Officers compensation of $Nil, Advertising and promotion of $Nil, Professional fees of $5,010 and General and administrative expense of $854 resulting in a net loss of $5,864 for the fiscal year ended November 30, 2012.

Liquidity and Capital Resources

As of November 30, 2013, the company had $Nil cash and our liabilities were $4,735, consisting primarily of Accounts payable and accrued expenses of $2,980 and Loans payable of $1,755. As of November 30, 2012, the company had $2,993 cash and our liabilities were $5,857, consisting of primarily professional fees, the incorporation of the Company, bank charges and office supplies. The available capital reserves of the Company are not sufficient for the Company to remain operational.

During 2013 and 2012 a stockholder advanced the Company $7,348 and $5,322, respectively, to pay expenses.  Of this amount, $2,328 was contributed to additional paid-in capital while the remainder of the loan was repaid.  The loan was interest free and had a zero balance at November 30, 2013.

During 2013 and 2012 two stockholders advanced the Company $1,755 and $-0-, respectively, to pay expenses.  The loans bear no interest and are payable on demand.

As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure by being a “reporting issuer” under the Securities Exchange Act of 1934, as amended.” that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much cash we are able to retain, we will focus on meeting all our planned expenses.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until after receiving sufficient financing and implementing our plan of operations. We must raise cash to implement our strategy and stay in business. The Company anticipates over the next 12 months the cost of being a reporting public company will be approximately $25,000.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be inadequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. Although we intend to finance these expenses with further issuances of securities, and debt issuances, no assurance can be provided that we will be able to raise funds on commercially acceptable terms or at all.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

At the present time, we have been able to raise additional cash by selling of common stock, it will likely not be sufficient to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely. Because we have been unable to raise additional cash, Management may consider other business opportunities in order to maintain and increase shareholder value.

We are highly dependent upon the success of the private offerings of equity or debt securities, as described herein. Therefore, the failure thereof would result in the need to seek capital from other resources such as taking loans, which would likely not even be possible for the Company. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, the Company would be required to cease business operations. As a result, investors would lose all of their investment.

Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates

Management uses estimates and assumption in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fail Value of Financial Instruments

Accounting Standards Codification Topic 820, “Disclosures About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments consist primarily of cash.

Per Share Information

The Company computes net loss per share accordance with FASB ASC 205 “Earnings per Share”. FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2013.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.
We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report fourth quarter of 2013 which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Director and Officer currently serving our Company is as follows:

Name	Age	Positions and Offices
Mr. Rashid Naeem(1)	42	President, Chief Executive Officer, Secretary, Treasurer and Director
Mr. Jacob Daddon(2)	33	President, Chief Executive Officer and Director

(1) Resigned as President, Chief Executive Officer, Secretary, Treasurer and Director December 5, 2013: 8-K filed with the SEC December 12, 2013 is incorporated by reference herein.
(2) Appointed December 5, 2013: 8-K filed with the SEC December 12, 2013 is incorporated by reference herein.

The director named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Rashid Naeem, Age 42

Mr. Naeem has served as our President, Chief Executive Officer, Secretary, Treasurer and a Director since our inception on October 31, 2012. Since March 2012 he has planned the formation and operation of the Company. Mr. Naeem has been making plain and flavoured yogurts for his personal use for over twenty years. Mr. Naeem decided in March that he should start his own company that produces, packs, and sells flavoured yogurts. Prior to the formation of the company Mr. Naeem has been self employed from 2007 until now and has been a wholesaler of bed sheets. He had them shipped in containers from Asia and sold them to storekeepers for a profit. These experiences, qualifications and attributes have led to our conclusion that Mr. Naeem should be serving as a member of our Board of Director in light of our business and structure.

Jacob Daddon, Age 33
Mr. Daddon has been engaged in the financial services industry in Israel since January 2008.  Between October 2012 to the present, Mr. Daddon has been providing financial advisory services to small business entities, on an independent basis, including performing economic feasibility analysis.  From January 2011 through September 2012, Mr. Daddon served as an economist with the Eilat Port Authority where his responsibilities included budgetary auditing, operational management, working on the privatization program and internal accounting functions. Between July 2009 and July 2010, Mr. Daddon worked for Psagot, a Tel Aviv based investment bank where his responsibilities included interacting with clients and prospective clients of the bank regarding investment products.  Between December 2008 and July 2009, Mr. Daddon worked at Bank Mizrahi in Tel Aviv where he was primarily responsible for managing clients’ investment accounts as well as marketing investment products . Between January 2001through July2008, Mr. Daddon held a managerial position with a publishing house. Mr. Daddon obtained a B.A. in Economics in 2008 from Ben Gurion University in Israel. Mr. Daddon is a resident of Israel and will continue to reside and work out of Israel following his appointment.

Director Independence

Our board of director is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of director has not made a subjective determination as to its sole director that no relationships exist which, in the opinion of our board of director, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.  Had our board of director made these determinations, our board of director would have reviewed and discussed information provided by the director and us with regard to each director business and personal activities and relationships as they may relate to us and our management.

Significant Employees and Consultants

During the period ended November 30, 2013, Rashid Naeem, our sole officer and a director, was our only employee (though not “employees” for the purpose of determining employee status under tax laws).

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director. The Board of Director has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred in the past 10 years concerning our sole officer and director which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

SIGNIFICANT EMPLOYEES

The Company does not, at present, have any employees other than the current officers and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

FAMILY RELATIONS

There are no family relationships among the directors and officers of Sipup Corporation.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended November 30, 2013, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary ($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Rashid Naeem (1)	2012	0	0	0	0	0	0	0	0
	2013	47,000	0	0	0	0	0	0	0
(1) Former President and Chief Executive Officer, Secretary, Treasurer and Director. Mr. Rashid resigned as an officer of the Company on December 5, 2013.

We currently do not pay any compensation to our director serving on our board of director.

Stock Option Grants

We have not granted any stock options to the executive officer since our inception. Upon the further development of our business, we will likely grant options to our sole director and officer consistent with industry standards for businesses similar to ours.

Employment Agreements

The Company is not a party to any employment agreement and during 2013 and thereafter had no compensation agreement with its then sole officer and director, Rashid Naeem. Following December 5, 2013, upon the resignation of Mr. Naeem and the appointment of Mr. Daddon, its current officer and director, the Company has no employment agreement with Mr. Daddon.

Director Compensation

The following table sets forth director compensation as of November 30, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Rashid Naeem (1)	0	0	0	0	0	0	0

(1) Former President and Chief Executive Officer, Secretary, Treasurer and Director. Mr. Rashid resigned as an officer of the Company on December 5, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 14, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,000,000 shares of our common stock issued and outstanding as of March 14, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and Address	Shares of Common Stock (1)	Percent of Class (2)
Nissim Barih (3)	2,475,000	61%

Jacob Daddon, Chief Executive Officer & Director (4)	0	0%

Executive Officers and Directors as a Group (1 person)	0	0%

* Less than one percent.

(1)          Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)          Based on 4,000,000 shares of Common Stock issued and outstanding as of the closing of the Purchase.

(3)          A holder of 10% or more of our voting stock.  The business address of Nissim Barih is 41 Shlomo Hamelech Street, Lod Israel.

(4)          Our sole officer  (immediately following the closing of the Purchase) and a directors

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by David A. Aronson, C.P.A., P.A., our independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2012 are set forth below.

	Fiscal Year Ended November 30, 2013	Fiscal Year Ended November 30, 2012

Audit Fees	$2,500	$1,000

Audit Related Fees	$1,560	$500

Tax Fees	$—	$258.75

All Other Fees	$—	$—

Total	$4,060	$1,758.75

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-laws of Sipup Corporation [2]
31
Certification of Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32
Certification of Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS*	XBRL Instance Document
101 .SCH*	XBRL Taxonomy Extension Schema
101 .CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF*	XBRL Taxonomy Extension Definition Linkbase
101 .LAB*	XBRL Taxonomy Extension Label Linkbase
101 .PRE*	XBRL Taxonomy Extension Presentation Linkbase

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on December 12, 2012.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on December 12, 2012.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sipup Corporation

BY: /s/ Jacob Daddon
Jacob Daddon	President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Dated:  March 17, 2014

SIPUP CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sipup Corporation

We have audited the accompanying balance sheets of Sipup Corporation, (A Development Stage Company) as of November 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the years ended November 30, 2013 and 2012 and from inception (October 31, 2012) to November 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sipup Corporation (A Development Stage Company) as of November 30, 2013 and 2012, and results of its operations and its cash flows for the years then ended and from inception (October 31, 2012) to November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
March 12, 2014

Sipup Corporation
(A Development Stage Company)
Balance Sheet
November 30, 2013 and 2012

ASSETS

	2013	2012
Current Assets:
Cash	$—	$2,993
Total current assets	—	2,993

	$—	$2,993

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts payable and accrued expenses	$2,980	535
Loans payable - stockholders	1,755	5,322
Total current liabilities	4,735	5,857

Stockholder’s Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,000,000 and 3,000,000 shares issued and outstanding, respectively	4,000	3,000
Additional paid in capital	61,068	—
Deficit accumulated during development stage	(69,803)	(5,864)
	(4,735)	(2,864)

	$—	$2,993

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Statements of Operations
From October 31, 2012 (Inception) to November 30, 2013

	From October 31, 2012 (Inception) to November 30, 2013	2013	2012

Revenue, net	$—	$—	$—
Cost of goods sold	—	—
Gross income	—	—	—

Expenses:
Officer’s compensation	$47,000	$47,000	—
Advertising and promotion	89	89	—
Professional fees	21,250	16,240	5,010
General and administrative expenses	1,464	610	854
	69,803	63,939	5,864

Net loss	$(69,803)	$(63,939)	$(5,864)

Loss per common share - Basic and fully diluted	$(0.02)	$(0.02)	$(0.00)

Weighted average number of shares outstanding - Basic and fully diluted	3,561,424	3,282,627	3,000,000

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Statement of Stockholders’ Deficit
From October 31, 2012 (Inception) to November 30, 2013

			Additional Paid in Capital	Deficit Accumulated During Development Stage	Total

	Common Stock
	Shares	Amount
Issuance of common shares for cash at at $0.001 per share	3,000,000	$3,000	$—	$—	$3,000
Net loss	—	—		(5,864)	(5,864)
Balance - November 30, 2012	3,000,000	3,000	—	(5,864)	(2,864)

Issuance of common shares for cash at $0.05 per share	90,000	90	4,410	—	4,500
Issuance of common shares for cash at $0.05 per share	910,000	910	44,590	—	45,500
Contribution to additional paid in capital	—	—	9,740	—	9,740
Contribution to additional paid in capital	—	—	2,328	—	2,328
Net loss	—	—		(63,939)	(63,939)
Balance - November 30, 2013	4,000,000	$4,000	$61,068	$(69,803)	$(4,735)

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Statements of Cash Flows
From October 31, 2012 (Inception) to November 30, 2013

	From October 31, 2012 (Inception) to November 30, 2013	2013	2012

Cash flows from operating activities:
Net loss	$(69,803)	$(63,939)	$(5,864)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable and accrued expenses	2,980	2,445	535
Net cash used by operating activities	(66,823)	(61,494)	(5,329)

Cash flows from financing activities:
Proceeds from issuance of common stock	53,000	50,000	3,000
Stockholder’s loan	1,755	(3,567)	5,322
Stockholder contribution	12,068	12,068	—
Net cash provided by financing activities	66,823	58,501	8,322

Net increase in cash	—	(2,993)	2,993
Cash at beginning of period	—	2,993	—
Cash at end of period	$—	$—	$2,993

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to financial statements.

Sipup Corporation
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Sipup Corporation (“Sipup” or the “Company”) was incorporated on October 31, 2012, under the laws of the State of Nevada. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company intends to produce flavored yogurts.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at November 30, 2013.

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

A company is required to determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Sipup Corporation
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
The Company is required to estimate the fair value of all financial instruments included on its balance sheet as of November 30, 2013. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation

Recent Pronouncements
There are no recent accounting pronouncements that apply to the Company.

Note 2. LOANS PAYABLE - STOCKHOLDERS

During 2013 and 2012 a stockholder advanced the Company $7,348 and $5,322, respectively, to pay expenses. Of this amount, $2,328 was contributed to additional paid-in capital while the remainder of the loan was repaid. The loan was interest free and had a zero balance at November 30, 2013.

During 2013 and 2012 two stockholders advanced the Company $1,755 and $-0-, respectively, to pay expenses. The loans bear no interest and are payable on demand.

Note 3. STOCKHOLDER’S DEFICIT

In October 2012, the Company issued 3,000,000 shares of common stock at $0.001 per share.

In May 2013, the Company issued 1,000,000 shares of common stock at $0.05 per share.

Sipup Corporation
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note 4. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	25%
Effect of operating losses	(25	) %
	0%

As of November 30, 2013, the Company has a net operating loss carryforward of approximately $70,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2032. The deferred tax asset relating to the operating loss carryforward has been fully reserved at November 30, 2013 due to the uncertainty of its recognition.

Note 5. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. From October 31, 2012 (inception) to November 30, 2013, the Company incurred a net loss of approximately $70,000. In addition, the Company has no significant assets or revenue generating operations.

The Company does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company’s operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Sipup Corporation
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013 and 2012

Note 6. SUBSEQUENT EVENTS

In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements. Based upon this evaluation, there are no subsequent events that require disclosure.

- 11 -