Form 10-Q
period 2014-02-28
Sipup Corp
filed 2014-04-21
CIK 1563227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

333-185408
Commission File Number

SIPUP CORPORATION
(Exact name of registrant as specified in it’s charter)

Nevada	99-0382107
(State or other jurisdiction of in Corporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, New York, NY	10167
(Address of principal executive offices)	(Zip Code)

(212 792-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 21, 2014, we had 4,000,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sipup Corporation
(A Development Stage Company)
Balance Sheets
February 28, 2014 and November 30, 2013
(Unaudited)

ASSETS

	February 28, 2014	December 31, 2013

NONE

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts payable and accrued expenses	$4,320	$2,980
Loan payable - stockholders	1,755	1,755
Total current liabilities	6,075	4,735

Stockholder’s Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized,
4,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	61,068	61,068
Deficit accumulated during development stage	(71,143)	(69,803)
	(6,075)	(4,735)

	$—	$—

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation
(A Development Stage Company)
Statements of Operations
For the Three Months Ended February 28, 2014 and 2013 and for the Period
From October 31, 2012 (Inception) to February 28, 2014

	From October 31, 2012 (Inception)
	to February 28,	For the Three Months Ended February 28,
	2014	2014	2013
Revenue, net	$—	$—	$—
Cost of goods sold	—	—
Gross profit	—	—	—
Expenses:
Officer’s compensation	47,000	—	—
Computer and internet	89	—	89
Professional fees	22,520	1,270	3,436
Other	1,534	70	53
	71,143	1,340	3,578

Net loss before provision for income taxes	(71,143)	(1,340)	(3,578)

Provision for income taxes	—	—	—

Net loss	$(71,143)	$(1,340)	$(3,578)
Loss per common share - Basic and
fully diluted	$(0.02)	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - Basic and fully diluted	3,606,831	4,000,000	3,000,000

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity
For the Period from October 31, 2012 (Inception) to February 28, 2014

			Additional	Accumulated Deficit During	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for cash at
at $0.001 per share	3,000,000	$3,000	$—	$—	$3,000
Net loss	—	—	—	(5,864)	(5,864)
Balance - November 30, 2012	3,000,000	3,000	—	(5,864)	(2,864)

Issuance of common shares for cash at
$0.05 per share	90,000	90	4,410	—	4,500
Issuance of common shares for cash at
$0.05 per share	910,000	910	44,590	—	45,500
Contribution to additional paid in capital	—	—	9,740	—	9,740
Contribution to additional paid in capital	—	—	2,328	—	2,328
Net loss	—	—	—	(63,939)	(63,939)
Balance - November 30, 2013	4,000,000	4,000	61,068	(69,803)	(4,735)

Net loss	—	—	—	(1,340)	(1,340)
Balance - February 28, 2014	4,000,000	$4,000	$61,068	$(71,143)	$(6,075)

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended February 28, 2014 and 2013 and for the Period
From October 31, 2012 (Inception) to February 28, 2014

	From October 31, 2012 (Inception) to February 28,	For the Three Months Ended February 28,
	2014	2014	2013
Cash flows from operating activities:
Net loss	$(71,143)	$(1,340)	$(3,578)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	4,320	1,340	—
Net cash used by operating activities	(66,823)	—	(3,578)

Cash flows from financing activities:
Proceeds from issuance of common stock	53,000	—	—
Stockholder’s loan	1,755	—	590
Stockholder contribution	12,068
Net cash provided by financing activities	66,823	—	590

Net increase in cash	—	—	(2,988)
Cash at beginning of period	—	—	2,993
Cash at end of period	$—	$—	$5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2014

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

Basis of Presentation

These interim unaudited condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  Management believes that these financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the interim period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending November 30, 2014. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended November 30, 2013.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured

Revenue will be recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue will be presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows Accounting Standards Codification (“ASC”) 280, “Segment Reporting”. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2014

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at February 28, 2014.

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

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2014

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at February 28, 2014.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2.   LOAN PAYABLE - STOCKHOLDER

During 2013 and 2012 two stockholders advanced the Company $-0- and $1,755, respectively, to pay expenses. The loans bear no interest and are payable on demand.

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

Note 4.   INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	25%
Effect of operating losses	(25)%
0%

As of February 28, 2014, the Company has a net operating loss carryforward of approximately $71,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2032. The deferred tax asset relating to the operating loss carryforward has been fully reserved at February 28, 2014 due to the uncertainty of its recognition.

Sipup Corporation

(A Development Stage Company)

Notes to Financial Statements

February 28, 2014

Note 5.   BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 31, 2012 (inception) to February 28, 2014, the Company incurred a net loss of approximately $71,000. In addition, the Company has no significant assets or revenue generating operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis

This section of the Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Corporate History

Sipup Corporation (“Sipup” or the “Company”) was incorporated on October 31, 2012, under the laws of the State of Nevada. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company intends to produce, pack and sell flavored yogurts.

Description of Business

We are a development stage company which is in the business of producing, packing, and selling flavored yogurts. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets.

We intend to build our business through delivering high quality flavored yogurts. Our business strategy is to keep producing different flavored yogurts to gather the interest of new customers and eventually leading to steady income.

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

Three Month Period Ended February 28, 2014 Compared to the Three Month Period Ended February 28, 2014

Our net loss for the three month period ended February 28, 2014 was $1,340 compared to a net loss of $3,578 during the three month period ended February 28, 2013. During the three month periods ended February 28, 2014 and 2012, we did not generate any revenue.

During the three month period ended February 28, 2014, we incurred Officer’s compensation of $nil, Computer and internet expenses of $nil, and Professional fees of $1,270 and Other expense of $70 as compared to Officer’s compensation of $nil, Computer and internet expenses of $89, and Professional fees of $3,436 and Other expense of $53 incurred during the three month period ended February 28, 2013. Other expenses and professional fees incurred during the three month period ended February 28, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,000,000 for the three month period ended February 28, 2014.

Working Capital

	February 28, 2014 $	February 28, 2013 $
Current Assets	0	0
Current Liabilities	6,075	4,735
(Deficit)	(6,075)	(4,735)

Cash Flows

	Three months ended February 28, 2014 $	Three months ended February 28, 2013 $
Cash Flows from (used in) Operating Activities	0	3,578
Cash Flows from (used in) Financing Activities	0	590
Net Increase (decrease) in Cash During Period	0	2,988

Operating Revenues

From the Company’s inception on October 31, 2012 to February 28, 2014, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three month period ended February 28, 2014, the Company incurred operating expenses of $1,340 compared with $3,578 for the three month period ended February 28, 2013.

Liquidity and Capital Resources

At February 28, 2014, the Company had cash of $nil and total assets of $nil compared with cash of $nil and total assets of $nil at February 28, 2013

At February 28, 2014, the Company had total liabilities of $6,075 compared with $4,735 at February 28, 2013.

The Company had a deficit of $71,143 at February 28, 2014 compared with $69,803 at February 28, 2013. The increase in the deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the three month period ended February 28, 2014, the Company used $nil of cash for operating activities compared with $3,578 of cash for operating activities during the three month period ended February 28, 2013.

Cash flow from Investing Activities

During the period ended February 28, 2014, and February 28, 2013 the Company did not have any investing activities.

Cash flow from Financing Activities

During the three month period ended February 28, 2014, the Company received $nil in financing activities, compared with $590 received during the three month period ended February 28, 2013.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Diclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits.
The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Jacob Daddon - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Jacob Daddon - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

*filed herewith

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 21, 2014

SIPUP Corporation

By:	/s/ Jacob Daddon
Jacob Daddon
President, Chief Executive Officer (Principal Executive Officer) and Director

