Form 10-Q
period 2014-08-31
Sipup Corp
filed 2014-10-20
CIK 1563227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

333-185408
Commission File Number

SIPUP CORPORATION
(Exact name of registrant as specified in it’s charter)

Nevada	99-0382107
(State or other jurisdiction of in Corporation or organization)	(I.R.S. Employer Identification No.)

2 Weizmann Street, Tel Aviv, Israel	64239
(Address of principal executive offices)	(Zip Code)

+972-3-8916922
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed from last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 20, 2014, we had 4,000,000 shares of common stock outstanding.

Sipup Corporation
(A Development Stage Company)
Condensed Balance Sheets
August 31, 2014 and November 30, 2013
(Unaudited)

ASSETS

	August 31,	November 30,
	2014	2013

NONE

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts payable and accrued expenses	$14,762	$2,980
Loan payable - stockholders	3,615	1,755
Total current liabilities	18,377	4,735

Stockholders’ Deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid in capital	61,068	61,068
Deficit accumulated during development stage	(83,445)	(69,803)
	(18,377)	(4,735)

	$—	$—

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended August 31, 2014 and 2013 and for the Period
From October 31, 2012 (Inception) to August 31, 2014

	From October 31,	For the Three Months Ended		For the Nine Months Ended
	2012 (Inception) to	August 31,		August 31,
	August 31, 2014	2014	2013	2014	2013

Revenue, net	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross income	—	—	—	—	—

Expenses:
Officer’s compensation	47,000	—	14,360	—	47,000
Computer and internet	89	—	—	—	89
Professional fees	34,822	9,752	2,640	13,572	12,703
Other	1,534	—	268	70	707
	83,445	9,752	17,268	13,642	60,499

Net loss before provision for income taxes	(83,445)	(9,752)	(17,268)	(13,642)	(60,499)

Provision for income taxes	—	—	—	—	—

Net loss	$(83,445)	$(9,752)	$(17,268)	$(13,642)	$(60,499)

Loss per common share - Basic and fully diluted	$(0.02)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding - Basic and fully diluted	3,714,806	3,250,000	3,250,000	4,000,000	3,412,116

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statement of Stockholders’ Equity
For the Period from October 31, 2012 (Inception) to August 31, 2014

				Accumulated
			Additional	Deficit During	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for cash at at $0.001 per share	3,000,000	$3,000	$—	$—	$3,000
Net loss	—	—	—	(5,864)	(5,864)
Balance - November 30, 2012	3,000,000	3,000	—	(5,864)	(2,864)

Issuance of common shares for cash at $0.05 per share	90,000	90	4,410	—	4,500
Issuance of common shares for cash at $0.05 per share	910,000	910	44,590	—	45,500
Contribution to additional paid in capital	—	—	9,740	—	9,740
Contribution to additional paid in capital	—	—	2,328	—	2,328
Net loss	—	—	—	(63,939)	(63,939)
Balance - November 30, 2013	4,000,000	4,000	61,068	(69,803)	(4,735)

Net loss	—	—	—	(13,642)	(13,642)
Balance - August 31, 2014	4,000,000	$4,000	$61,068	$(83,445)	$(18,377)

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended August 31, 2014 and 2013 and for the Period
From October 31, 2012  (Inception) to August 31, 2014

	From October
	31, 2012
	(Inception) to	For the Nine Months Ended
	August 31,	August 31,
	2014	2014	2013

Cash flows from operating activities:
Net loss	$(83,445)	$(13,642)	$(60,499)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable and accrued expenses	14,762	11,782	10,500
Net cash used by operating activities	(68,683)	(1,860)	(49,999)

Cash flows from financing activities:
Proceeds from issuance of common stock	53,000	—	50,000
Stockholder’s loan	3,615	1,860	(2,992)
Stockholder contribution	12,068
Net cash provided by financing activities	68,683	1,860	47,008

Net increase in cash	—	—	(2,991)
Cash at beginning of period	—	—	2,993
Cash at end of period	$—	$—	$2

Supplemental cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying summary of notes to unaudited condensed financial statements.

Sipup Corporation
(A Development Stage Company)
Notes to Financial Statements
August 31, 2014

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

Basis of Presentation
These interim unaudited condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. Management believes that these financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending November 30, 2014. Accordingly, these financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended November 30, 2013.

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
August 31, 2014

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at August 31, 2014.

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

Stock-Based Compensation (continued)
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
August 31, 2014

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at August 31, 2014.

Recent Pronouncements
There are no recent accounting pronouncements that apply to the Company.

Note 2.  LOAN PAYABLE - STOCKHOLDER

During the nine month period ended August 31, 2014 a stockholder advanced the Company $3,615 to pay expenses. The loan bears no interest and is payable on demand.

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

Note 4.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	34%
Effect of operating losses	(34)%
0%

Sipup Corporation
(A Development Stage Company)
Notes to Financial Statements

Note 4.  INCOME TAXES (continued)

As of August 31, 2014, the Company has a net operating loss carryforward of approximately $83,400. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2032. The deferred tax asset relating to the operating loss carryforward has been fully reserved at August 31, 2014 due to the uncertainty of its recognition.

Note 5.  BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from October 31, 2012 (inception) to August 31, 2014, the Company incurred a net loss of approximately $83,400. In addition, the Company has no significant assets or revenue generating operations.

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

Three and Nine Month Period Ended August 31, 2014 Compared to the Three and Nine Month Period Ended August 31, 2013

Our net loss for the three and nine month period ended August 31, 2014 was $9,752 and $13,642, respectively, compared to a net loss of $17,268 and $60,499 during the three and nine month period ended August 31, 2013, respectively. The decrease in net loss for each of the three and nine months ended August 31, 2014 was attributable to a decrease in officer’s compensation which was $nil and $14,360, for the three months ended August 31, 2014 and 2013, respectively and $nil and $47,000, for the nine months ended August 31, 2014 and 2013, respectively.

During the three and nine month period ended August 31, 2014 and 2013, we did not generate any revenue.

During the three and nine month period ended August 31, 2014, we incurred officer’s compensation of $nil, computer and internet expenses of $nil, professional fees of $9,752 and $13,756, respectively, and other expense of $nil and $70, as compared to officer’s compensation of $14,360 and $47,000, respectively, computer and internet expenses of $nil and $89, respectively, professional fees of $2,640 and $12,703, respectively, and other expense of $nil and $707, respectively. Other expenses and professional fees incurred during these periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding, basic and fully diluted, was 4,000,000 for the nine month period ended August 31, 2014.

Working Capital

	August 31, 2014 $	November 30, 2013 $
Current Assets	0	0
Current Liabilities	18,377	4,735
Stockholders’(Deficit)	(18,377)	(4,735)

Cash Flows

	Nine months ended August 31, 2014 $	Nine months ended August 31, 2013 $
Cash Flows used by Operating Activities	$(1,860)	$(49,999)
Cash Flows provided by Financing Activities	$1,860	$47,008
Net Increase (decrease) in Cash During Period	$0	$(2,991)

Operating Revenues

From the Company’s inception on October 31, 2012 to August 31, 2014, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the nine month period ended August 31, 2014, the Company incurred operating expenses of $13,642 compared with $60,499 for the nine month period ended August 31, 2013.

Liquidity and Capital Resources

At August 31, 2014, the Company had cash of $nil as compared to cash of $nil at November 30, 2013, and total assets of $nil as compared with cash of $nil at November 30, 2013.

At August 31, 2014, the Company had total liabilities of $18,377 compared with $4,735 at November 30, 2013.

The Company had a deficit of $83,445 at August 31, 2014 compared with $69,803 at November 30, 2013. The increase in the deficit is due to increases in day-to-day operating expenses.

Cash flow from Operating Activities

During the nine month period ended August 31, 2014, the Company used $1,860 of cash for operating activities compared with $49,999of cash for operating activities during the nine month period ended August 31, 2014.

Cash flow from Investing Activities

During the nine month period ended August 31, 2014, the Company did not have any investing activities.

Cash flow from Financing Activities

During the nine month period ended August 31, 2014, the Company received $1,860 in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

October 20, 2014

SIPUP Corporation

By:	/s/ Peretz Winkler
Peretz Winkler
President, Chief Executive Officer (Principal Executive Officer) and Director

- 16 -