Form 10-K
period 2014-11-30
Sipup Corp
filed 2016-03-22
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014 or

☐  TRANSITION REPORT

 For the transition period from ____________________to _________________________

Commission file number 333-185408

SIPUP CORPORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0382107
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

30 Wall St. 8th floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 212-792-4000

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $400,000.

As of March 22, 2016, Sipup Corporation had 4,000,000 shares issued and outstanding.

SIPUP CORPORATION INC.

2014 ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Sipup Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things:

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

●	Our stockholders will suffer dilution as the Company will seek future funding or any other financing facilities; and

●	other risks and uncertainties related to our business plan and business strategy.

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

All references in this Form 10-K to the “Company”, “Sipup”, “we”, “us,” or “our” are to Sipup Corporation

Item 1. Business.

Our Company

Sipup Corporation was incorporated on October 31, 2012 under the laws of the State of Nevada for the purpose of producing, packing and selling flavored yogurts.  We currently have no revenue generating business.

Sipup is presently negotiating the terms of a proposed transaction whereby the Company would acquire all of the outstanding capital stock of a privately held company engaged in the business of acquiring and developing commercial real estate property (the "Target Company") in exchange for the issuance to the stockholders of the Target Company shares of the Company’s common stock in an amount, after giving effect to the transaction, which would be equal to approximately 60% of the issued and outstanding stock of the Company. The transaction is expected to be treated as a recapitalization with the Target Company as the accounting acquirer (reverse acquisition). The proposed transaction is subject to the negotiation, execution and delivery of definitive agreements as well as the satisfaction of certain significant additional conditions, including the remittance by the Target Company up to $1,000,000 to the Company to be used to pay certain debts of the Company and the Company's legal and accounting fees in connection with negotiating the proposed transaction, the definitive documents for the proposed transaction and the preparation and filing of the Company's past due SEC reports. We are also exploring opportunities in the oil and gas exploration industry, focusing on acquisition of small – mid producing wells in USA and Canada. No assurance can be provided that the Company and Target Company will successfully conclude the proposed transaction with the Target Company or the other noted opportunity.

Organization within the last five years

On October 31, 2012, the Company was incorporated under the laws of the State of Nevada. Through fiscal year 2013, we were engaged in the production, packing and selling of flavored yogurts and have not generated any revenue; our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended November 30, 2014. Our accumulated deficit is $95,710 as of November 30, 2014. We currently have no revenue generating business and are focusing on finalizing the transaction with the Target Company.

The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

In connection with the above transaction, Naeem resigned from all officers’ positions that he held in the Company, including President, Chief Executive Officer, Secretary and Treasurer, which resignation became effective immediately upon the closing of the Purchase.  Contemporaneously with closing of the Purchase, Jacob Daddon was appointed as our President and Chief Executive Officer and our sole director. Effective July 1 2014, Messrs Rafi Elul and Peretz Winkler were appointed director and chief executive officer and director, respectively, whereupon Mr. Daddon resigned. Thereafter, Effective March 17, 2015, Mr. Elul resigned and effective December 21, 2015, Mr. Baruch Yadid was appointed as a director, Mr. Yochai Ozeri was appointed as Interim Chief Executive Officer and Chief Financial Officer and as a director and Mr. Natanael Solomon was appointed VP Marketing and Investor Relations and as a director.

General

We were incorporated on October 31, 2012 in the State of Nevada.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since incorporation, we have not made any significant purchase or sale of assets.  .

From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (October 31, 2012) through our fiscal year ended November 30, 2013 report no revenues and a net loss of $69,803.  Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have no revenues and have incurred losses since inception. The Company’s principal offices are located at 30 Wall St. 8th floor, New York, NY 10005. Our telephone number is 212-792-4000.

 Insurance

We do not maintain any insurance. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

As of February 1, 2016 the Company entered into employment agreement with Yochai Ozeri pursuant to which Mr. Ozeri will be paid a monthly base salary of $2,000 for the first three months. Thereafter, the Company’s board of directors or the appropriate committee will consider an increase in the base amount. Under the agreement, Mr. Ozeri will be entitled to participate in any future employee stock option plan that the Company establishes and will be issued non-qualified options for 500,000 shares of the Company’s common stock. Either the Company or Mr. Ozeri is entitled to terminate employment upon 60 prior days’ notice.

Offices

The Company’s principal offices are located at 30 Wall St. 8th floor, New York, NY 10005. Our telephone number is 212 792-4000.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required governments approvals present that we need approval from or any existing government regulation on our business.

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Plan of Operation

Our cash balance is $Nil as of November 30, 2014. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

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

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

At the present time, we have been able to raise additional cash by selling of common stock, it will likely not be sufficient to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely

We are presently working towards concluding the terms of the proposed transaction with the Target Company and finalizing and executing legally binding agreements with Target Company. If we enter into definitive agreement with the Target Company, we will be engaged in acquisition, development and management of income-producing properties in urban growth markets in Israel. In addition, if we successfully conclude appropriate agreement, we will be engaged in oil and gas exploration focus on acquisition of small – mid producing wells in USA and Canada. However, no assurance can be provided that we will be successful in concluding any of these or other transactions.

Subject to raising working capital, for which we have no commitments, management may also consider other business opportunities, including a strategic merger or acquisition outside our current line of business, in order to increase shareholder value.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company does not own any property. We currently lease a virtual office at 30 Wall St. 8th floor, Manhattan, NY. Our lease expires on February 2017. We believe that our facilities are suitable and adequate for our present needs.

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

Our common stock is quoted on the OTC Pink Sheets under the symbol “SPUP.”

The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	LOW	HIGH
Year Ended November 30, 2014
First Quarter	-	-
Second Quarter	$1.00	$1.50
Third Quarter	$0.25	$1.50
Fourth Quarter	$0.11	$0.25

	LOW	HIGH
Year Ended November 30, 2013
First quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	-	-

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCBB for the periods indicated.

HOLDERS

As of the date of this Form 10-K the Company had 4,000,000 shares of our common stock issued and outstanding held by 12 holders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From November 30, 2013 to November 30, 2014

During the period, we incorporated the Company, and prepared a business plan. Our loss since inception is $95,710 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

For the fiscal year ended November 30, 2014, we had no revenue and had expenses of $25,907 comprised of Professional fees of $24,817 and General and administrative expense of $1,090 resulting in a net loss of $25,907 as compared to expenses of $63,939 comprised of officer's compensation of $47,000, Professional fees of $16,240 and General and administrative expense of $699 resulting in a net loss of $63,939 for the fiscal year ended November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2014, the company had $Nil cash and our liabilities were $30,642, consisting primarily of Accounts payable and accrued expenses of $26,087 and Loans payable of $4,555. As of November 30, 2013, the company had $Nil cash and our liabilities were $4,735, consisting primarily of Accounts payable and accrued expenses of $2,980 and Loans payable of $1,755. The available capital reserves of the Company are not sufficient for the Company to remain operational.

During 2014 and 2013 a stockholder advanced the Company $2,800 and $12,068, respectively, to pay expenses.  Of the 2013 amount, $12,068 was contributed to additional paid-in capital.  The loan was interest free and had a zero balance at November 30, 2014.

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

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain those funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2014.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2014 which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Form 10-K the Directors and Officers currently serving our Company are as follows:

Name	Age	Positions and Offices
Mr. Yochai Ozeri (1)	40	Interim Chief Executive Officer, Chief Financial Officer
Mr. Netanel Salomon (1)	28	Vice President of Marketing and Investor Relations
Mr. Baruch Yadid (3)	59	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors.

Yochai Ozeri, Age 40

Mr. Ozeri has been serving, since January 2012, as the Director of Finance and Treasurer of deltathree. In his current roles at deltathree, Mr. Ozeri serves as its principal financial officer and principal accounting officer. Prior to assuming the positions of at deltathree, Mr. Ozeri, served as Controller from August 2009 until January 2012. Founded in 1996, deltathree, Inc. is a global provider of Voice over Internet Protocol (VoIP) telephony services, products, and solutions for partners, resellers and direct consumers. Prior to joining deltathree, Mr. Ozeri served as a senior auditor at Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young International, in its technology practice group. Mr. Ozeri is a Certified Public Accountant.

Netanael Salomon, Age 28

Mr. Solomon has been serving, since November 2014, as a sales executive in Binary Partners which experts in building traded platform online binary option and Forex platforms for dealers. Prior to assuming the positions of at Binary Partners, Mr. Salomon served from July 2013 as Vice President; sales and marketing in Webresult an internet marketing solutions company. Mr. Salmon has served from March 2012 to July 2013 as a consultant and manager of “call of the shofar” Israeli branch, a non-profit focuses on personal and relational transformation. From November 2010 to March 2012 as a youth guide in Gush Etzion regional municipality managing employment projects for youth on summer vacation.

Baruch Yadid, Age 59

In the last 10 years Mr. Yadid was involved in several real estates and commercial deals in Israel and abroad, he also played a major role in the successes of private companies.

Director Independence

None of our directors presently qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of director has not made a subjective determination as to its sole director that no relationships exist which, in the opinion of our board of director, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.  Had our board of director made these determinations, our board of director would have reviewed and discussed information provided by the director and us with regard to each director business and personal activities and relationships as they may relate to us and our management.

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

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it currently has minimal operations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended November 30, 2014, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Rashid Naeem (1)	2013	47,000	-	-	-	47,000

(1)	Former President and Chief Executive Officer, Secretary, Treasurer and Director. Mr. Rashid resigned as an officer of the Company on December 5, 2013.

We currently do not pay any compensation to our director serving on our board of director.

Stock Option Grants

We have not granted any stock options to the executive officer since our inception. Upon the further development of our business, we will likely grant options to our sole director and officer consistent with industry standards for businesses similar to ours.

Employment Agreements

Mr. Ozeri and the Company entered into an employment agreement dated February 1, 2016 pursuant to which Mr. Ozeri will be paid a monthly base salary of $2,000 for the first three months. Thereafter, the Company’s board of directors or the appropriate committee will consider an increase in the base amount. Under the agreement, Mr. Ozeri will be entitled to participate in any future employee stock option plan that the Company establishes and will be issued non-qualified options for 500,000 shares of the Company’s common stock. Either the Company or Mr. Ozeri is entitled to terminate employment upon 60 prior days’ notice.

Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 22, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,000,000 shares of our common stock issued and outstanding as of March 22, 2016. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Shares of Common Stock (1)	Percent of Class (2)
Nissim Barih (3)	2,475,000	61%
Yochai Ozeri, Interim Chief Executive Officer & Director	-	*	%
Netanel Salomon, Vice President & Director	-	*
Baruch Yadid, Director
Executive Officers and Directors as a Group (3 persons)	-	*	%

* Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Based on 4,000,000 shares of Common Stock issued and outstanding as of the closing of the Purchase.

(3)	A holder of 10% or more of our voting stock. The business address of Nissim Barih is 41 Shlomo Hamelech Street, Lod Israel.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Effective December 21, 2015, the Company appointed Weinstein & Co. (“Weinstein”) as the independent registered public accounting firm, for the Company for the fiscal year ended November 30, 2014. Aggregate fees for professional services rendered for the Company by Weinstein & Co, our independent registered public accounting firm, for the fiscal years ended November 30, 2014 and respectively for our former independent auditor during the year ended November 30, 2013 are set forth below:

	2014	2013
Audit fees	$4,500	$2,500
Audit-related fees	-	1,560
Tax fees	-	-
All other fees	-	-
Total	$4,500	$4,060

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-laws of Sipup Corporation [2]
31	Certification of Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS*	XBRL Instance Document
101 .SCH*	XBRL Taxonomy Extension Schema
101 .CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF*	XBRL Taxonomy Extension Definition Linkbase
101 .LAB*	XBRL Taxonomy Extension Label Linkbase
101 .PRE*	XBRL Taxonomy Extension Presentation Linkbase

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on December 12, 2012.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on December 12, 2012.

*	Attached.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2016.

SIPUP CORPORATION, INC.

	By:	/s/ Yochai Ozeri
Yochai Ozeri
Date: March 22, 2016		Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yochai Ozeri	Chief Executive Officer and Director	March 22, 2016
Yochai Ozeri	(Principal Executive and Financial and Accounting Officer)

/s/ Baruch Yadid	Director	March 22, 2016
Baruch Yadid

/s/ Natanel Salomon	Director	March 22, 2016
Natanel Salomon

SIPUP CORPORATION

INDEX TO FINANCIAL STATEMENTS

Contents:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sipup Corporation Inc.

We audited the accompanying balance sheets of Sipup Corporation (“the Company”) as of November 30, 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management, our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of the Company as November 30, 2013, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 12, 2014.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sipup Corporation as of November, 2014 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established sufficient source of revenue to cover its operating costs. As of November 30, 2014, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

January 6, 2016

SIPUP CORPORATION

BALANCE SHEETS

In Dollars, except share and per share data

	Year Ended November 30,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	26,087	2,980
Loan from stockholders	4,555	1,755

Total Liabilities	30,642	4,735

Stockholders’ Equity
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding at November 30, 2014 and 2013, respectively	4,000	4,000
Additional paid-in capital	61,068	61,068
Accumulated deficit	(95,710)	(69,803)

Total Stockholders’ Deficit	(30,642)	(4,735)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	-	-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION

STATEMENT OF OPERATIONS

In Dollars, except share and per share data

	Year Ended November 30,
	2014	2013
Revenue	-	-

Operating expenses:
General and administrative:
Officer's compensation	-	47,000
Professional fees	24,817	16,240
Filing fees	1,090	-
Advertising	-	89
Other costs	-	610
Total operating expenses	(25,907)	(63,939)

Net loss	(25,907)	(63,939)

Net loss per common share - basic and diluted:
Net loss per share attributable to common stockholders	-	(0.02)
Weighted-average number of common shares outstanding	4,000,000	3,590,833

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION

STATEMENT OF STOCKHOLDERS' DEFICIT

In Dollars, except share and per share data

	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 30, 2012	3,000,000	3,000	-	(5,864)	(2,864)
Issuance of common stock at April	90,000	90	4,410	-	4,500
Issuance of common stock at May	910,000	910	44,590	-	45,500
Contribution to additional paid in capital	-	-	9,740	-	9,740
Contribution to additional paid in capital	-	-	2,328	-	2,328
Loss for the period	-	-	-	(63,939)	(63,939)
Balance at November 30, 2013	4,000,000	4,000	61,068	(69,803)	(4,735)
Loss for the year	-	-	-	(25,907)	(25,907)
Balance at November 30, 2014	4,000,000	4,000	61,068	(95,710)	(30,642)

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION

STATEMENT OF CASH FLOWS

In Dollars, except share and per share data

	Year Ended November 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	(25,907)	(63,939)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	23,107	2,445
Net cash used in operating activities	(2,800)	(61,494)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	50,000
Stockholder contribution	-	12,068
Proceeds from loan from stockholders	2,800	(3,567)
Net cash provided by financing activities	2,800	58,501
Decrease in cash and cash equivalents	-	(2,993)
Cash and cash equivalents at beginning of the period	-	2,993
Cash and cash equivalents at end of the period	-	-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Sipup Corporation (the "Company") is a Nevada Corporation incorporated on October 31, 2012. The Company plans to establish itself as a properties development business.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of November 30.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at November 30, 2014, the Company has an accumulated deficit of $95,710 from operations and has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As November 30, 2014, the Company had no potentially dilutive shares.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock based compensation

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

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

-	Level 1: Quoted prices in active markets for identical instruments;

-	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

-	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Recently Adopted Accounting Pronouncements

During the year ended November 30, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 had a significant impact on our financial position, results of operations, or cash flow.

NOTE 3 – LOAN FROM STOCKHOLDER

	November 30,
	2014	2013
	$	$

Loan from related party*	4,555	1,755

*The above loan is unsecured, bears no interest and has no repayment term.

This loan is repayable on demand.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

In October 2012, the Company issued 3,000,000 shares of common stock at a price of $ 0.001 per share.

In April 2013, pursuant to the terms of an offering registered with the SEC, the Company issued 90,000 shares of common stock at $0.05 per share.

In May 2013, pursuant to the terms of an offering registered with the SEC, the Company issued 910,000 shares of common stock at $0.05 per share.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended November 30, 2014 and 2013 was as follows (assuming a 15% effective tax rate):

	November 30,
	2014	2013
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	14,357	10,470
Change in valuation allowance	(14,357)	(10,470)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of November 30, 2014 and 2013 as follows:

Loss carry forwards	14,357	10,470
Less - Valuation allowance	(14,357)	(10,470)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended November 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, the Company had approximately $ 95,710 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions.

A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The stockholders who gave the loan to the company are not considered as a related party because they have less than 10% of the stocks.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

