Form 10-Q
period 2015-02-28
Sipup Corp
filed 2016-03-28
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

☐    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-185408

SIPUP CORPORATION INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0382107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Wall St. 8th floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

212-792-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 28, 2016, the registrant had outstanding 4,000,000 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of February 28, 2015	As of November 30, 2014
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	29,288	26,087
Loan from stockholder	4,555	4,555

Total liabilities	33,843	30,642

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding at February 28, 2015 and November 30, 2014	4,000	4,000
Additional paid-in capital	61,068	61,068
Accumulated deficit	(98,911)	(95,710)

Total stockholders’ deficiency	(33,843)	(30,642)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended February 28,
	2015	2014
Revenues	-	-

Costs and operating expenses:
Cost of revenues	-	-
Professional fees	2,500	1,270
Filing fess	701	-
Other	-	70
Total costs and operating expenses	3,201	1,340

Net loss	(3,201)	(1,340)

Net loss per share – basic and diluted attributable to common stockholders	(0.00)	(0.00)

Basic and diluted weighted average number of shares outstanding	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Three Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(3,201)	$(1,340)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,201	1,340
Net cash provided by (used in) operating activities	-	-

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Financial Statement Preparation

The unaudited financial statements of Sipup Corporation Inc. (referred to in this Quarterly Report on Form 10-Q as the “Company”, “we”, “us”, or “our”), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes for the year ended November 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2016, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2014 fiscal year and through the date of this Report.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at February 28, 2015, the Company has an accumulated deficit of $98,911 from operations and working capital deficit of $33,843 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2015.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of February 28, 2015, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2015, and the results of its operations and its cash flows for the periods ended February 28, 2015. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2015, for additional information, including significant accounting policies.

Lease Commitments

The Company does not own any property. We currently lease a virtual office at 30 Wall St. 8th floor, Manhattan, NY. Our lease expires on February 2017. We believe that our facilities are suitable and adequate for our present needs.

Legal proceedings

The Company is not party to any legal proceedings, nor is there any known legal proceedings contemplated against the Company.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of February 28, 2015 and November 30, 2014 the company has no cash.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As February 28, 2015, the Company had no potentially dilutive shares.

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

Currently, the Company does not have stock incentive plan

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

-Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

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

NOTE 3 – LOAN FROM STOCKHOLDER

	For the three months ended,
	February 28, 2015	November 30, 2014
Loan from related party* in dollars	$4,555	$4,555

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

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended February 28, 2015 and November 30, 2014 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	For the three months ended
	February 28, 2015	November 30, 2014
Net operating losses carryforwards	$14,837	$14,357
Less valuation allowance	(14,837)	(14,357)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended February 28, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of February 28, 2015 the Company had approximately $98,911 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged. The stockholders who gave the loan to the company are not considered as a related party because they have less than 10% of the stock.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate our beliefs and our management’s assumptions.  In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf.  Words such as “may,” “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

Overview

Sipup Corporation was incorporated on October 31, 2012 under the laws of the State of Nevada for the purpose of producing, packing and selling flavored yogurts.  We currently have no revenue generating business.

The Company is presently negotiating the terms of a proposed transaction whereby the Company would acquire all of the outstanding capital stock of a privately held company engaged in the business of acquiring and developing commercial real estate property (the "Target Company") in exchange for the issuance to the stockholders of the Target Company shares of the Company’s common stock in an amount, after giving effect to the transaction, which would be equal to approximately 60% of the issued and outstanding stock of the Company. The transaction is expected to be treated as a recapitalization with the Target Company as the accounting acquirer (reverse acquisition). The proposed transaction is subject to the negotiation, execution and delivery of definitive agreements as well as the satisfaction of certain significant additional conditions, including the remittance by the Target Company up to $1,000,000 to the Company to be used to pay certain debts of the Company and the Company's legal and accounting fees in connection with negotiating the proposed transaction, the definitive documents for the proposed transaction and the preparation and filing of the Company's past due SEC reports. We are also exploring opportunities in the oil and gas exploration industry, focusing on acquisition of small – mid producing wells in USA and Canada. No assurance can be provided that the Company and Target Company will successfully conclude the proposed transaction with the Target Company or the other noted opportunity.

Results of Operations - Three Months Ended February 28, 2015, Compared to Three Months Ended February 28, 2014

During the period, we incorporated the Company, and prepared a business plan. Our loss since inception is $98,911 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

For the three months ended February 28, 2015, we had no revenue and had expenses of $3,201 comprised of Professional fees of $2,500 and filings fees of $701 resulting in a net loss of $3,201 as compared to expenses of $1,340 comprised of Professional fees of $1,270 and General and administrative expense of $70 resulting in a net loss of $1,340 for the three months ended February 28, 2014.

Liquidity and Capital Resources

As of February 28, 2015, the company had $Nil cash and our liabilities were $33,843, consisting primarily of Accounts payable and accrued expenses of $29,288 and Loans payable of $4,555. As of November 30, 2014, the company had $Nil cash and our liabilities were $30,642, consisting primarily of Accounts payable and accrued expenses of $26,087 and Loans payable of $4,555. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

Off-Balance Sheet Arrangements

None.

Contingencies

None.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of March 31, 2014, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 6.   Exhibits.

See the Exhibit Index immediately following the signature page hereto for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2016	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Attached

