Form 10-Q
period 2015-05-31
Sipup Corp
filed 2016-04-01
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of April 1, 2016, the registrant had outstanding 4,000,000 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of May 31, 2015	As of November 30, 2014
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	33,588	26,087
Loan from stockholder	7,055	4,555

Total liabilities	40,643	30,642

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding at May 31, 2015 and November 30, 2014	4,000	4,000
Additional paid-in capital	61,068	61,068
Accumulated deficit	(105,711)	(95,710)

Total stockholders’ deficiency	(40,643)	(30,642)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Costs and operating expenses:
Cost of revenues	-	-	-	-
Professional fees	6,500	2,550	9,000	3,820
Filing fees	300	-	1,001	-
Other expenses	-	-	-	70
Total costs and operating expenses	6,800	2,550	10,001	3,890

Net loss	$(6,800)	$(2,550)	$(10,001)	$(3,890)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Six Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(10,001)	$(3,890)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	7,501	2,030
Net cash used in operating activities	(2,500)	(1,860)

Cash flows from financing activities:
Proceeds from loan from stockholders	2,500	1,860
Net cash provided by financing activities	2,500	1,860

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at May 31, 2015, the Company has an accumulated deficit of $105,711 from operations and working capital deficit of $40,643 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2015.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of May 31, 2015, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of May 31, 2015, and the results of its operations and its cash flows for the periods ended May 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2014, for additional information, including significant accounting policies.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As May 31, 2015, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of,
	May 31, 2015	November 30, 2014
Loan from related party* in dollars	$7,055	$4,555

*The above loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

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

NOTE 5 – INCOME TAXES

a. Provision for income taxes

No provision for income taxes was required for the three months ended May 31, 2015 and November 30, 2014 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of
	May 31, 2015	November 30, 2014
Net operating losses carryforwards	$14,882	$14,357
Less valuation allowance	(14,882)	(14,357)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended May 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of May 31, 2015 the Company had approximately $105,711 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

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

Results of Operations - Three Months Ended May 31, 2015, Compared to Three Months Ended May 31, 2014

During the period, we incorporated the Company, and prepared a business plan. Our loss since inception is $105,711 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

Revenues

For the three months ended May 31, 2015 and 2014, we had no revenues.

Costs and Operating Expenses

Professional fees increased by $3,950 to $6,500 for the three months ended May 31, 2015, from $2,550 for the three months ended May 31, 2014. During the three months ended May 31, 2015 we recorded $300 of filing fees.

Results of Operations - Six Months Ended May 31, 2015, Compared to Six Months Ended May 31, 2014

Revenues

For the six months ended May 31, 2015 and 2014, we had no revenues.

Costs and Operating Expenses

Professional fees increased by $5,180 to $9,000 for the six months ended May 31, 2015, from $3,820 for the six months ended May 31, 2014. During the six months ended May 31, 2015 we recorded $1,001 of filing fees.

Liquidity and Capital Resources

As of May 31, 2015, the company had $Nil cash and our liabilities were $40,643, consisting primarily of Accounts payable and accrued expenses of $33,588 and Loans payable of $7,055. As of November 30, 2014, the company had $Nil cash and our liabilities were $30,642, consisting primarily of Accounts payable and accrued expenses of $26,087 and Loans payable of $4,555. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

Date: April 1, 2016	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Attached.

