Form 10-Q
period 2015-08-31
Sipup Corp
filed 2016-04-06
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

As of April 6, 2016, the registrant had outstanding 4,000,000 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of August 31, 2015	As of November 30, 2014
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	34,888	26,087
Loan from stockholder	7,055	4,555

Total liabilities	41,943	30,642

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding at August 31, 2015 and November 30, 2014	4,000	4,000
Additional paid-in capital	61,068	61,068
Accumulated deficit	(107,011)	(95,710)

Total stockholders’ deficiency	(41,943)	(30,642)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Costs and operating expenses:
Cost of revenues	-	-	-	-
Professional fees	1,000	9,752	10,000	13,572
Filing fees	300	-	1,301	-
Other expenses	-	-	-	70
Total costs and operating expenses	1,300	9,752	11,301	13,642

Net loss	$(1,300)	$(9,752)	$(11,301)	$(13,642)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Nine Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(11,301)	$(13,642)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	8,801	11,782
Net cash used in operating activities	(2,500)	(1,860)

Cash flows from financing activities:
Proceeds from loan from stockholders	2,500	1,860
Net cash provided by financing activities	2,500	1,860

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes for the year ended November 30, 2014, included in our Annual Report on Form 10-K filed with the SEC on March 22, 2016, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2014 fiscal year and through the date of this Report

Sipup Corporation (the "Company") is a Nevada Corporation incorporated on October 31, 2012. The Company plans to establish itself as a properties development business.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of November 30.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at August 31, 2015, the Company has an accumulated deficit of $107,011 from operations and working capital deficit of $41,943 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2015.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of August 31, 2015, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2015, and the results of its operations and its cash flows for the periods ended August 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2014, for additional information, including significant accounting policies.

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of August 31, 2015 and November 30, 2014 the company has no cash.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As of August 31, 2015, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of,
	August 31, 2015	November 30, 2014
Loan from related party* in dollars	$7,055	$4,555

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

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended August 31, 2015 and November 30, 2014 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of
	August 31, 2015	November 30, 2014
Net operating losses carryforwards	$16,052	$14,357
Less valuation allowance	(16,052)	(14,357)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended August 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of August 31, 2015 the Company had approximately $107,011 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

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

Results of Operations - Three Months Ended August 31, 2015, Compared to Three Months Ended August 31, 2014

During the period, we incorporated the Company, and prepared a business plan. Our loss since inception is $107,011 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to a former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

Revenues

For the three months ended August 31, 2015 and 2014, we had no revenues.

Costs and Operating Expenses

Professional fees decreased by $8,752 to $1,000 for the three months ended August 31, 2015, from $9,752 for the three months ended August 31, 2014. During the three months ended August 31, 2015 we recorded $300 of filing fees.

Results of Operations - Nine Months Ended August 31, 2015, Compared to Nine Months Ended August 31, 2014

Revenues

For the nine months ended August 31, 2015 and 2014, we had no revenues.

Costs and Operating Expenses

Professional fees decreased by $3,572 to $10,000 for the nine months ended August 31, 2015, from $13,572 for the nine months ended August 31, 2014. During the nine months ended August 31, 2015 we recorded $1,301 of filing fees.

Liquidity and Capital Resources

As of August 31, 2015, the company had $Nil cash and our liabilities were $41,943, consisting primarily of Accounts payable and accrued expenses of $34,888 and Loans payable of $7,055. As of November 30, 2014, the company had $Nil cash and our liabilities were $30,642, consisting primarily of Accounts payable and accrued expenses of $26,087 and Loans payable of $4,555. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

Contingencies

None.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of August 31, 2015, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: April 6, 2016	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

