Form 10-Q
period 2016-02-29
Sipup Corp
filed 2017-06-01
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 1, 2017, the registrant had outstanding 4,500,000 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of February 29, 2016	As of November 30, 2015
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	43,018	39,718
Loan from stockholder	10,055	7,055

Total liabilities	53,073	46,773

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding at February 29, 2016 and November 30, 2015	4,000	4,000
Additional paid-in capital	61,068	61,068
Accumulated deficit	(118,141)	(111,841)

Total stockholders’ deficiency	(53,073)	(46,773)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended
	February 29, 2016	February 28, 2015
Revenues	-	-

Costs and operating expenses:
Cost of revenues	-	-
Professional fees	2,000	2,500
Filing fess	300	701
Payroll and related expenses	4,000	-
Total costs and operating expenses	6,300	3,201

Net loss	(6,300)	(3,201)

Net loss per share – basic and diluted attributable to common stockholders	(0.00)	(0.00)

Basic and diluted weighted average number of shares outstanding	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Three Months Ended February 29,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(6,300)	$(3,201)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,300	3,201
Net cash provided by (used in) operating activities	(3,000)	-

Cash flows from financing activities:
Proceeds from shareholders	3,000	-
Net cash provided by (used in) operating activities	3,000	-

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes for the year ended November 30, 2015, included in our Annual Report on Form 10-K filed with the SEC on December 23, 2016, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2015 fiscal year and through the date of this Report

Sipup Corporation (the "Company") is a Nevada Corporation incorporated on October 31, 2012. The Company plans enter emerging technology businesses and real estate industry.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of November 30.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at February 29, 2016, the Company has an accumulated deficit of $118,141 from operations and working capital deficit of $53,073 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2016.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of February 29, 2016, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 29, 2016, and the results of its operations and its cash flows for the periods ended February 29, 2016. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2016, for additional information, including significant accounting policies.

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of February 29, 2016 and November 30, 2015 the company has no cash.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As February 29, 2016, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	For the three months ended,
	February 29, 2016	November 30, 2015
Loan from related party* in dollars	$10,055	$7,055

* The above loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

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

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended February 29, 2016 and November 30, 2015 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	For the three months ended
	February 29, 2016	November 30, 2015
Net operating losses carryforwards	$17,721	$16,776
Less valuation allowance	(17,721)	(16,776)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended February 29, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of February 29, 2016 the Company had approximately $118,141 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report

During December 2016, the Company and Rosario Capital Ltd. (“Rosario”) having their principal places of business at Tel Aviv, Israel have entered into service agreement, pursuant to which. Rosario is providing to the Company certain critical advisory and other services. In consideration of any and all Rosario's Services, the Company has issued to Rosario 500,000 restricted shares of common stock.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2015.

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

The Company plans to enter into the emerging technology businesses and real estate industry.

Results of Operations - Three Months Ended February 29, 2016, Compared to Three Months Ended February 28, 2015

Our loss since inception is $118,141 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

For the three months ended February 29, 2016, we had no revenue and had expenses of $6,300 comprised of Professional fees of $2,000 and filings fees of $300 and payroll expenses of $4,000 resulting in a net loss of $6,300 as compared to expenses of $3,201 comprised of Professional fees of $2,500 and filings fees of $701 resulting in a net loss of $3,201 for the three months ended February 28, 2015.

Liquidity and Capital Resources

As of February 29, 2016, the company had $Nil cash and our liabilities were $53,073, consisting primarily of Accounts payable and accrued expenses of $43,018 and Loans payable of $10,055. As of November 30, 2015, the company had $Nil cash and our liabilities were $46,773, consisting primarily of Accounts payable and accrued expenses of $39,718 and Loans payable of $7,055. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

We are highly dependent upon the success of the private offerings of equity or debt securities, as described herein. Therefore, the failure thereof would result in the need to seek capital from other resources such as taking loans, which would likely not even be possible for the Company. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, the Company would be required to cease business operations. As a result, investors would lose all of their investment

Off-Balance Sheet Arrangements

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 1, 2017	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

