Form 10-Q
period 2016-08-31
Sipup Corp
filed 2017-06-12
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of August 31, 2016	As of November 30, 2015
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	54,118	39,718
Loan from stockholder	11,555	7,055

Total liabilities	65,673	46,773

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding at August 31, 2016 and November 30, 2015	4,000	4,000
Additional paid-in capital	61,068	61,068
Accumulated deficit	(130,741)	(111,841)

Total stockholders’ deficiency	(65,673)	(46,773)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Costs and operating expenses:
Cost of revenues	-	-	-	-
Professional fees	2,000	1,000	6,000	10,000
Filing fees	300	300	900	1,301
Payroll and related expenses	-	-	12,000	-
Total costs and operating expenses	2,300	1,300	18,900	11,301

Net loss	$(2,300)	$(1,300)	$(18,900)	$(11,301)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Nine Months Ended August 31,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(18,900)	$(11,301)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	14,400	8,801
Net cash used in operating activities	(4,500)	(2,500)

Cash flows from financing activities:
Proceeds from loan from stockholders	4,500	2,500
Net cash provided by financing activities	4,500	2,500

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at August 31, 2016, the Company has an accumulated deficit of $130,741 from operations and working capital deficit of $65,673 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2016.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of August 31, 2016, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2016, and the results of its operations and its cash flows for the periods ended August 31, 2016. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2015, for additional information, including significant accounting policies.

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of August 31, 2016 and November 30, 2015 the company has no cash.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As August 31, 2016, the Company had no potentially dilutive shares.

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

Currently, the Company does not have stock incentive plan.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of,
	August 31, 2016	November 30, 2015
Loan from related party* in dollars	$11,555	$4,555

*The above loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

In October 2012, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share. In April 2013, pursuant to the terms of an offering registered with the SEC, the Company issued 90,000 shares of common stock at $0.05 per share. In May 2013, pursuant to the terms of an offering registered with the SEC, the Company issued 910,000 shares of common stock at $0.05 per share.

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the nine months ended August 31, 2016 and 2015 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of
	August 31, 2016	November 30, 2015
Net operating losses carryforwards	$19,661	$14,357
Less valuation allowance	(19,661)	(14,357)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended August 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of August 31, 2016 the Company had approximately $130,741 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

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

Results of Operations – Three Months Ended August 31, 2016, Compared to Three Months Ended August 31, 2015

Our loss since inception is $130,741 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

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

Revenues

For the three months ended August 31, 2016 and 2015, we had no revenues.

Costs and Operating Expenses

Professional fees increased by $1,000 to $2,000 for the three months ended August 31, 2016, from $1,000 for the three months ended August 31, 2015. During the three months ended August 31, 2016 we recorded $300 of filing fees.

Results of Operations - Nine Months Ended August 31, 2016, Compared to Nine Months Ended August 31, 2015

Revenues

For the nine months ended August 31, 2016 and 2015, we had no revenues.

Costs and Operating Expenses

Professional fees decreased by $4,000 to $6,000 for the nine months ended August 31, 2016, from $10,000 for the nine months ended August 31, 2015. During the nine months ended August 31, 2016 we recorded $900 of filing fees and $12,000 for payroll and related expenses.

Liquidity and Capital Resources

As of August 31, 2016, the company had $Nil cash and our liabilities were $65,673, consisting primarily of Accounts payable and accrued expenses of $54,118 and Loans payable of $11,555. As of November 30, 2015, the company had $Nil cash and our liabilities were $46,773, consisting primarily of Accounts payable and accrued expenses of $39,718 and Loans payable of $7,055. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 12, 2017	By:	/s/ Yochai Ozeri
Name: Yochai Ozeri
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

