Form 10-K
period 2016-11-30
Sipup Corp
filed 2017-06-21
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016 or

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

Registrant’s telephone number, including area code 212-634-4360

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 31, 2016 was $457,500.

As of June 19, 2017, Sipup Corporation had 4,500,000 shares issued and outstanding.

SIPUP CORPORATION INC.

2016 ANNUAL REPORT ON FORM 10-K

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

The Company is presently negotiating the terms of a proposed transaction whereby the Company would acquire approx. 48% of the outstanding capital stock of a company listed on the Tel Aviv Stock Exchange and engaged in software development for end users utilizing multi languages translators. The proposed transaction is subject to the negotiation, execution and delivery of definitive agreements as well as the satisfaction of certain significant additional conditions. We are also exploring opportunities in the real estate industry. No assurance can be provided that the Company will be successful in entering these businesses.

Organization within the last five years

On October 31, 2012, the Company was incorporated under the laws of the State of Nevada. Through fiscal year 2013, we were engaged in the production, packing and selling of flavored yogurts and have not generated any revenue; our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended November 30, 2016. Our accumulated deficit is $136,041 as of November 30, 2016. We currently have no revenue generating business and are focusing on finalizing the transaction with the Target Company.

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

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (October 31, 2012) through our fiscal year ended November 30, 2016 report no revenues and a net loss of $136,041. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have no revenues and have incurred losses since inception.

Insurance

We do not maintain any insurance. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

As of June 19, 2017, we have two employees, all of whom are officers and work out of Israel. None of our employees are subject to a collective bargaining agreement.

Offices

The Company’s principal offices are located at 30 Wall St. 8th floor, New York, NY 10005. Our telephone number is 212-634-4360.

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

Plan of Operation

Our cash balance is $Nil as of November 30, 2016. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

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

We anticipate that our current cash and cash equivalents will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

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

	LOW	HIGH
Year Ended November 30, 2016
First Quarter	$0.20	$0.20
Second Quarter	$0.20	$0.30
Third Quarter	$0.20	$0.30
Fourth Quarter	$0.20	$0.30

	LOW	HIGH
Year Ended November 30, 2015
First Quarter	$0.10	$0.15
Second Quarter	$0.06	$0.15
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.08	$0.10

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCBB for the periods indicated.

HOLDERS

As of the date of this Form 10-K the Company had 4,500,000 shares of our common stock issued and outstanding held by 13 holders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From November 30, 2015 to November 30, 2016

During the period, we incorporated the Company, and prepared a business plan. Our loss since inception is $136,041 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

Revenues

For the year ended November 30, 2016 and 2015, we had no revenues.

Costs and Operating Expenses

During the year ended November 30, 2016 we had recorded expenses of $24,200 comprised of Professional fees of $11,000, filling fees of $1,200 and payroll related compensation of $12,000 resulting in a net loss of $24,200 as compared to expenses of $16,131 comprised of Professional fees of $14,500, and filling fees of $1,631 resulting in a net loss of $16,131 for the fiscal year ended November 30, 2015.

Liquidity and Capital Resources

As of November 30, 2016, the company had $Nil cash and our liabilities were $70,973, consisting primarily of Accounts payable and accrued expenses of $59,418 and Loans payable of $11,555. As of November 30, 2015, the company had $Nil cash and our liabilities were $46,773, consisting primarily of Accounts payable and accrued expenses of $39,718 and Loans payable of $7,055. The available capital reserves of the Company are not sufficient for the Company to remain operational.

During 2016 and 2015 a stockholder advanced the Company $4,500 and $2,500, respectively, to pay expenses.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2016 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2016.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2016 which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Form 10-K the Directors and Officers currently serving our Company are as follows:

Name	Age	Positions and Offices
Mr. Yochai Ozeri (1)	41	Interim Chief Executive Officer, Chief Financial Officer
Mr. Netanel Salomon (1)	29	Vice President of Marketing and Investor Relations
Mr. Baruch Yadid (3)	60	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors.

Yochai Ozeri, Age 41

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

Netanael Salomon, Age 29

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

Baruch Yadid, Age 60

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended November 30, 2016, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Yochai Ozeri	2015	-	-	-	-	-
Chief Executive Officer (Principal Executive Officer)	2016	$6,000	-	-	-	$6,000

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

Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of June 19, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,500,000 shares of our common stock issued and outstanding as of June 19, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Shares of Common Stock (1)	Percent of Class (2)
Nissim Barih (3)	2,475,000	55%
Yochai Ozeri, Interim Chief Executive Officer & Director	-	*	%
Netanel Salomon, Vice President & Director	-	*
Baruch Yadid, Director
Executive Officers and Directors as a Group (3 persons)	-	*	%
Rasario Capital Ltd	500,000	11%

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

(2)          Based on 4,500,000 shares of Common Stock issued and outstanding as of the closing of the Purchase.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

Effective December 21, 2015, the Company appointed Weinstein & Co. (“Weinstein”) as the independent registered public accounting firm, for the Company for the fiscal year ended November 30, 2015 and 2016. Aggregate fees for professional services rendered for the Company by Weinstein & Co, our independent registered public accounting firm, for the fiscal years ended November 30, 2016 and respectively for our former independent auditor during the year ended November 30, 2015 are set forth below:

	2016	2015
Audit fees	$7,000	$7,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$7,000	$7,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2017.

SIPUP CORPORATION, INC.

	By:	/s/ Yochai Ozeri
Yochai Ozeri
Date: June 21, 2017		Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yochai Ozeri	Chief Executive Officer and Director	June 21, 2017
Yochai Ozeri	(Principal Executive and Financial and Accounting Officer)

/s/ Baruch Yadid	Director	June 21, 2017
Baruch Yadid

/s/ Natanel Salomon	Director, Vice President	June 21, 2017
Natanel Salomon

SIPUP CORPORATION

INDEX TO FINANCIAL STATEMENTS

Contents:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sipup Corporation Inc.

We have audited the accompanying balance sheets of Sipup Corporation (hereinafter, “the Company”) as of November 30, 2016 and 2015, and the related statements of income, cash flow and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sipup Corporation as of November 30, 2016 and 2015 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established sufficient source of revenue to cover its operating costs. As of November 30, 2016, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
June 20, 2017

SIPUP CORPORATION INC.

BALANCE SHEETS

($ in dollars)

	Year ended November 30,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	59,418	39,718
Loan from stockholder	11,555	7,055

Total liabilities	70,973	46,773

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding at November 30, 2016 and 2015	4,000	4,000
Additional paid-in capital	61,068	61,068
Accumulated deficit	(136,041)	(111,841)

Total stockholders’ deficiency	(70,973)	(46,773)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

($ in dollars, except share and per share data)

	Year ended November 30,
	2016	2015
Revenues:	$-	$-

Costs and operating expenses:
Cost of revenues	-	-
Professional fees	11,000	14,500
Filing fees	1,200	1,631
Salary and Compensation	12,000	-

Total costs and operating expenses	24,200	16,131

Net loss	$(24,200)	$(16,131)
Net loss per share-basic and diluted attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

($ in dollars)

	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at November 30, 2014	4,000,000	4,000	61,068	(95,710)	(30,642)
Loss for the year				(16,131)	(16,131)
Balance at November 30, 2015	4,000,000	4,000	61,068	(111,841)	(46,773)
Loss for the year				(24,200)	(24,200)
Balance at November 30, 2016	4,000,000	4,000	61,068	(136,041)	(70,973)

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Year Ended November 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,200)	$(16,131)

Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	19,700	13,631
Net cash used in operating activities	(4,500)	(2,500)

Cash flows from financing activities:
Proceeds from loan from stockholders	4,500	2,500
Net cash provided by financing activities	4,500	2,500

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at November 30, 2016, the Company has an accumulated deficit of $136,041 from operations and has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2016.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As November 30, 2016, the Company had no potentially dilutive shares.

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

Recently Adopted Accounting Pronouncements

We do not believe that the adoption of any other recently issued accounting pronouncements in 2016 had a significant impact on our financial position, results of operations, or cash flow.

NOTE 3 – LOAN FROM STOCKHOLDER

	As of November 30,
	2016	2015
Loan from related party* in dollars	$11,555	$7,055

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

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended November 30, 2016 and 2015 due to net losses in these periods.

b.   In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of November 30,
	2016	2015
Net operating losses carryforwards	$20,406	$16,776
Less valuation allowance	(20,406)	(16,776)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended November 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, 2016 the Company had approximately $136,041 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTION

Details of transaction between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

•	Mr. Baruch Yadid – Director
•	Mr. Yochai Ozeri – CEO
•	Mr. Netanel Solomon – Director
•	Mr. Nissim Barih – Greater than 10% shareholder
•	Ms. Ester Yadid – A sister of a director

	As of November 30,
	2016	2015
Loan from related party	$11,555	$7,055

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

The following transactions were carried out with related parties:

	As of November 30,
	2016	2015
Compensation expenses - Directors	$12,000	$-

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

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

15