Form 10-Q
period 2017-02-28
Sipup Corp
filed 2017-07-07
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

As of July 7, 2017, the registrant had outstanding 4,500,000 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of February 28, 2017	As of November 30, 2016
ASSETS
Current assets:
Prepaid expenses	150,000	-

Total assets	$150,000	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	60,383	59,418
Loan from stockholder	12,975	11,555

Total liabilities	73,358	70,973

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 share authorized; 4,500,000 and 4,000,000 shares issued and outstanding at February 28, 2017 and November 30, 2016 respectively	4,500	4,000
Additional paid-in capital	210,568	61,068
Accumulated deficit	(138,426)	(136,041)

Total stockholders’ equity (deficiency)	76,642	(70,973)

Total liabilities and stockholders’ deficiency	$150,000	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenues	-	-

Costs and operating expenses:
Cost of revenues	-	-
Professional fees	2,000	2,000
Filing fess	385	300
Payroll and related expenses	-	4,000
Total costs and operating expenses	2,385	6,300

Net loss	(2,385)	(6,300)

Net loss per share – basic and diluted attributable to common stockholders	(0.00)	(0.00)

Basic and diluted weighted average number of shares outstanding	4,305,556	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Three Months Ended February 28,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(2,385)	$(6,300)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(150,000)	-
Increase (decrease) in accounts payable and accrued expenses	965	3,300
Stock based compensation	150,000	-
Net cash provided by (used in) operating activities	(1,420)	(3,000)

Cash flows from financing activities:
Proceeds from shareholders	1,420	3,000
Net cash provided by (used in) operating activities	1,420	3,000

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes for the year ended November 30, 2016, included in our Annual Report on Form 10-K filed with the SEC on June 21, 2017, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2016 fiscal year and through the date of this Report

Sipup Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. The Company plans enter emerging technology businesses and real estate industry.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of November 30.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at February 28, 2017, the Company has an accumulated deficit of $138,426 from operations and working capital deficit of $76,642 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2017.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of February 28, 2017, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2017, and the results of its operations and its cash flows for the periods ended February 28, 2017. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2016, for additional information, including significant accounting policies.

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 28, 2017 and November 30, 2016 the company has no cash.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As February 28, 2017, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	For the three months ended,
	February 28, 2017	November 30, 2016
Loan from related party* in dollars	$12,975	$11,555

* The above loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During December 2016, the Company and Rosario Capital Ltd. (“Rosario”) having their principal places of business at Tel Aviv, Israel have entered into service agreement, pursuant to which. Rosario is providing to the Company certain critical advisory and other services. In consideration of any and all Rosario’s Services, the Company has issued to Rosario 500,000 restricted shares of common stock. The fair value of the shares as of the date of issuance was $150,000 using the share price on the day of issuance.

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended February 28, 2017 and November 30, 2016 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	For the three months ended
	February 28, 2017	November 30, 2016
Net operating losses carryforwards	$20,764	$20,406
Less valuation allowance	(20,764)	(20,406)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended February 28, 2017 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of February 28, 2017 the Company had approximately $138,426 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2016.

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

Results of Operations - Three Months Ended February 28, 2017, Compared to Three Months Ended February 29, 2016

Our loss since inception is $138,426 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000. We have also offered and issued 500,000 restricted shares to Rosario Capital Ltd.

For the three months ended February 28, 2017, we had no revenue and had expenses of $2,385 comprised of Professional fees of $2,000 and filings fees of $385 resulting in a net loss of $2,385 as compared to expenses of $6,300 comprised of Professional fees of $2,000 and filings fees of $300 and payroll expenses of $4,000 resulting in a net loss of $6,300 for the three months ended February 29, 2016.

Liquidity and Capital Resources

As of February 28, 2017, the company had $Nil cash and our liabilities were $73,358, consisting primarily of Accounts payable and accrued expenses of $60,383 and Loans payable of $12,975. As of November 30, 2016, the company had $Nil cash and our liabilities were $70,973, consisting primarily of Accounts payable and accrued expenses of $59,418 and Loans payable of $11,555. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be inadequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. We intend to finance expenses we incur with further issuances of securities, and debt issuances, no assurance can be provided that we will be able to raise funds on commercially acceptable terms or at all.

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

Contingencies

None.

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of February 28, 2017, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 7, 2017	By:	/s/ Yochai Ozeri
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

