Form 10-Q
period 2017-05-31
Sipup Corp
filed 2017-09-26
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

As of September 26, 2017, the registrant had outstanding 4,500,000 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of May 31, 2017	As of November 30, 2016
ASSETS
Current assets:
Prepaid expenses	150,000	-

Total assets	$150,000	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	62,683	59,418
Loan from stockholder (Note 3,6)	12,975	11,555

Total liabilities	75,658	70,973

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 share authorized; 4,500,000 and 4,000,000 shares issued and outstanding at May 31, 2017 and November 30, 2016 respectively	4,500	4,000
Additional paid-in capital	210,568	61,068
Accumulated deficit	(140,726)	(136,041)

Total stockholders’ equity (deficiency)	74,342	(70,973)

Total liabilities and stockholders’ deficiency	$150,000	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Revenues	$-	$-	$-	$-

Costs and operating expenses:
Cost of revenues	-	-	-	-
Professional fees	2,000	2,000	4,000	4,000
Filing fees	300	300	685	600
Payroll and related expenses	-	8,000	-	12,000
Total costs and operating expenses	2,300	10,300	4,685	16,600

Net loss	$(2,300)	$(10,300)	$(4,685)	$(16,600)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	4,500,000	4,000,000	4,428,571	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Six Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(4,685)	$(16,600)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(150,000)	-
Increase (decrease) in accounts payable and accrued expenses	3,265	12,100
Stock based compensation	150,000	-
Net cash provided by (used in) operating activities	(1,420)	(4,500)

Cash flows from financing activities:
Proceeds from shareholders	1,420	4,500
Net cash provided by (used in) operating activities	1,420	4,500

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2017, the Company has an accumulated deficit of $140,726 from operations and working capital of $74,342 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2017.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of May 31, 2017, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of May 31, 2017, and the results of its operations and its cash flows for the periods ended May 31, 2017. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2016, for additional information, including significant accounting policies.

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of May 31, 2017 and November 30, 2016 the company has no cash.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As May 31, 2017, the Company had no potentially dilutive shares.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Quoted prices in active markets for identical instruments;

●	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

●	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of,
	May 31, 2017	November 30, 2016
Loan from related party* in dollars	$12,975	$11,555

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

NOTE 5 – INCOME TAXES

a. Provision for income taxes

No provision for income taxes was required for the three months ended May 31, 2017 and November 30, 2016 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of,
	May 31, 2017	November 30, 2016
Net operating losses carryforwards	$21,109	$20,406
Less valuation allowance	(21,109)	(20,406)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended May 31, 2017 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of May 31, 2017 the Company had approximately $140,726 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

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

Results of Operations - Three Months Ended May 31, 2017, Compared to Three Months Ended May 31, 2016

Our loss since inception is $140,726 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

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

For the three months ended May 31, 2017, we had no revenue and had expenses of $2,300 comprised of Professional fees of $2,000 and filings fees of $300 resulting in a net loss of $2,300 as compared to expenses of $10,300 comprised of Professional fees of $2,000 and filings fees of $300 and payroll expenses of $8,000 resulting in a net loss of $10,300 for the three months ended May 31, 2016.

Results of Operations - Six Months Ended May 31, 2016, Compared to Six Months Ended May 31, 2015

For the six months ended May 31, 2017, we had no revenue and had expenses of $4,685 comprised of Professional fees of $4,000 and filings fees of $685 resulting in a net loss of $4,685 as compared to expenses of $16,600 comprised of Professional fees of $4,000 and filings fees of $600 and payroll expenses of $12,000 resulting in a net loss of $16,600 for the six months ended May 31, 2016

Liquidity and Capital Resources

As of May 31, 2017, the company had $Nil cash and our liabilities were $75,658, consisting primarily of Accounts payable and accrued expenses of $62,683 and Loans payable of $12,975. As of November 30, 2016, the company had $Nil cash and our liabilities were $70,973, consisting primarily of Accounts payable and accrued expenses of $59,418 and Loans payable of $11,555. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

(a) Evaluation of Disclosure Controls and Procedures.

Each of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, our disclosure controls and procedures as of May 31, 2017, were adequate and effective to ensure that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 26, 2017	By:	/s/ Yochai Ozeri
	Name:	Yochai Ozeri
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

