Form 10-K
period 2017-11-30
Sipup Corp
filed 2019-02-20
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 31, 2017 was $457,500.

As of February 19, 2019, Sipup Corporation had 4,500,000 shares issued and outstanding.

SIPUP CORPORATION INC.

2016 ANNUAL REPORT ON FORM 10-K

i

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

We are currently in negotiations with several entities to enter into the technology business. No assurance can be provided that the Company will be successful in such endeavor.

Organization within the last five years

On October 31, 2012, the Company was incorporated under the laws of the State of Nevada. Through fiscal year 2013, we were engaged in the production, packing and selling of flavored yogurts and have not generated any revenue; our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended November 30, 2017. Our accumulated deficit is $148,601 as of November 30, 2017. We currently have no revenue generating business and are focusing on finalizing the transaction with the Target Company.

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

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (October 31, 2012) through our fiscal year ended November 30, 2017 report no revenues and a net loss of $148,601. Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We have no revenues and have incurred losses since inception.

Insurance

We do not maintain any insurance. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

As of February 19, 2019, we have two employees, all of whom are officers. None of our employees are subject to a collective bargaining agreement.

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

Plan of Operation

Our cash balance is $Nil as of November 30, 2017. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

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

At the present time, we have been able to raise additional cash by selling of common stock, it will likely not be sufficient to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely

We are currently in negotiations with several entities to enter into the technology business. No assurance can be provided that the Company will be successful in such endeavor.

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

	LOW	HIGH
Year Ended November 30, 2017
First Quarter	$0.10	$0.20
Second Quarter	$0.10	$0.20
Third Quarter	$0.10	$0.20
Fourth Quarter	$0.10	$0.20

	LOW	HIGH
Year Ended November 30, 2016
First Quarter	$0.20	$0.20
Second Quarter	$0.20	$0.30
Third Quarter	$0.20	$0.30
Fourth Quarter	$0.20	$0.30

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCBB for the periods indicated.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From November 30, 2016 to November 30, 2017

During the period, we incorporated the Company, and prepared a business plan. Our loss since inception is $148,601 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Since inception, we have offered and sold (i) 3,000,000 shares of common stock to Rashid Naeem, our former officer and a director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000 and we have offered and sold 1,000,000 shares at a purchase price of $0.05 per share, for aggregate proceeds of $50,000.

Revenues

For the year ended November 30, 2017 and 2016, we had no revenues.

Costs and Operating Expenses

During the year ended November 30, 2017 we had recorded expenses of $12,560 comprised of Professional fees of $11,000, filling fees of $1,560 resulting in a net loss of $12,560 as compared to expenses of $24,200 comprised of Professional fees of $11,000, and filling fees of $1,200 and payroll related compensation of $12,000 resulting in a net loss of $24,200 for the fiscal year ended November 30, 2016.

Liquidity and Capital Resources

As of November 30, 2017, the company had $Nil cash and our liabilities were $83,533, consisting primarily of Accounts payable and accrued expenses of $69,513 and Loans payable of $14,020. As of November 30, 2016, the company had $Nil cash and our liabilities were $70,973, consisting primarily of Accounts payable and accrued expenses of $59,418 and Loans payable of $11,555. The available capital reserves of the Company are not sufficient for the Company to remain operational.

During 2017 and 2016 a stockholder advanced the Company $2,465 and $4,500, respectively, to pay expenses.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2017.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2017 which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Form 10-K the Directors and Officers currently serving our Company are as follows:

Name	Age	Positions and Offices
Mr. Yochai Ozeri (1)	42	Interim Chief Executive Officer, Chief Financial Officer
Mr. Netanel Salomon (1)	30	Vice President of Marketing and Investor Relations
Mr. Baruch Yadid (3)	61	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors.

Yochai Ozeri, Age 42

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

Netanael Salomon, Age 30

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

Baruch Yadid, Age 61

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Yochai Ozeri	2016	$6,000	-	-	-	$6,000
Chief Executive Officer (Principal Executive Officer)	2017	-	-	-	-	-

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

Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of August 9, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,500,000 shares of our common stock issued and outstanding as of February 19, 2019. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The Company appointed Weinstein & Co. (“Weinstein”) as the independent registered public accounting firm, for the Company for the fiscal year ended November 30, 2016 and 2017. Aggregate fees for professional services rendered for the Company by Weinstein & Co, our independent registered public accounting firm, for the fiscal years ended November 30, 2017 and the year ended November 30, 2016 are set forth below:

	2017	2016
Audit fees	$7,000	$7,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$7,000	$7,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2019.

SIPUP CORPORATION, INC.

	By:	/s/ Yochai Ozeri
Yochai Ozeri
Date: February 19, 2019		Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yochai Ozeri	Chief Executive Officer and Director	February 19, 2019
Yochai Ozeri	(Principal Executive and Financial and Accounting Officer)

/s/ Baruch Yadid	Director	February 19, 2019
Baruch Yadid

/s/ Natanel Salomon	Director, Vice President	February 19, 2019
Natanel Salomon

SIPUP CORPORATION

INDEX TO FINANCIAL STATEMENTS

Contents:

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sipup Corporation, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sipup Corporation, Inc (“the Company”) as of November 30, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the three years in the period ended November 30, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2017, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of November 30, 2017, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein & Co. C.P.A. (Isr)

We have served as the Company’s auditor since 2016.

Jerusalem, Israel

12/20/2018

SIPUP CORPORATION INC.

BALANCE SHEETS

($ in dollars)

	Year ended November 30,
	2017	2016
ASSETS
Current assets:
Prepaid expenses	150,000	-

Total assets	$150,000	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	69,513	59,418
Loan from stockholder	14,020	11,555

Total liabilities	83,533	70,973

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,500,000 and 4,000,000 shares issued and outstanding at November 30, 2017 and November 30, 2016 respectively	4,500	4,000
Additional paid-in capital	210,568	61,068
Accumulated deficit	(148,601)	(136,041)

Total stockholders’ deficiency	66,467	(70,973)

Total liabilities and stockholders’ deficiency	$150,000	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

($ in dollars, except share and per share data)

	Year ended November 30,
	2017	2016
Revenues:	$-	$-

Costs and operating expenses:
Cost of revenues	-	-
Professional fees	11,000	11,000
Filing fees	1,560	1,200
Salary and Compensation	-	12,000

Total costs and operating expenses	12,560	24,200

Net loss	$(12,560)	$(24,200)
Net loss per share-basic and diluted attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	4,500,000	4,000,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

($ in dollars)

	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at November 30, 2015	4,000,000	4,000	61,068	(111,841)	(46,773)
Loss for the year				(24,200)	(24,200)
Balance at November 30, 2016	4,000,000	4,000	61,068	(136,041)	(70,973)
Issuance of common stock	500,000	500	149,500		150,000
Loss for the year				(12,560)	(12,560)
Balance at November 30, 2017	4,500,000	4,500	210,568	(148,601)	66,467

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Year Ended November 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,560)	$(24,200)

Changes in operating assets and liabilities:
Increase in prepaid expenses	150,000
Increase in accounts payable and accrued expenses	10,095	19,700
Stock based compensation	(150,000)	-
Net cash used in operating activities	(2,465)	(4,500)

Cash flows from financing activities:
Proceeds from loan from stockholders	2,465	4,500
Net cash provided by financing activities	2,465	4,500

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at November 30, 2017, the Company has an accumulated deficit of $148,601 from operations and has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2017.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As November 30, 2017, the Company had no potentially dilutive shares.

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

Recently Adopted Accounting Pronouncements

We do not believe that the adoption of any other recently issued accounting pronouncements in 2018 had a significant impact on our financial position, results of operations, or cash flow.

NOTE 3 – LOAN FROM STOCKHOLDER

	As of November 30,
	2017	2016
Loan from related party* in dollars	$12,975	$11,555
Loan from Rosario Capital *	1,045
	$14,020	$11,555

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

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended November 30, 2017 and 2016 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of November 30,
	2017	2016
Net operating losses carryforwards	$22,290	$20,406
Less valuation allowance	(22,290)	(20,406)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended November 30, 2017 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, 2017, the Company had approximately $148,601 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTION

Details of transaction between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

●	Mr. Baruch Yadid – Director
●	Mr. Yochai Ozeri – CEO
●	Mr. Netanel Solomon – Director
●	Mr. Nissim Barih- Greater than 10% shareholder
●	Ms. Ester Yadid – A sister of a director

	As of November 30,
	2017	2016
Loan from related party	$14,020	$11,555

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

The following transactions were carried out with related parties:

	As of November 30,
	2017	2016
Compensation expenses - Directors	$-	$12,000

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*