Form 10-K
period 2018-11-30
Sipup Corp
filed 2021-01-26
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018 or

☐ TRANSITION REPORT

For the transition period from ____________________to _________________________

Commission file number 333-185408

SIPUP CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	99-0382107
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Kiryat Hamada, 3rd floor, Jerusalem, Israel	9777603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 1-305-999-5232

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 31, 2018 was $457,500.

As of January 26, 2021, Sipup Corporation had 24,044,000 shares issued and outstanding.

SIPUP CORPORATION INC.

2018 ANNUAL REPORT ON FORM 10-K

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

On May 15, 2019, Sipup Corp. (the “Company”) entered into a short-form agreement with Enlightened Capital Ltd., an Israeli company with offices Ramat Gan, Israel (“Enlightened”), pursuant to which all outstanding ordinary shares of Enlightened were exchanged for shares of the Company common stock, $0.001 par value per share (the “Transaction”). In the Transaction, the Company issued to the sole shareholder of Enlightened an aggregate of 18,000,000 shares of the Company’s common stock. Following the Transaction, Enlightened became a wholly-owned subsidiary of the Company.

Enlightened is also engaged, in the field of green energy and is licensed to internationally trade in Certified Emission Reductions, also known as carbon credits (“CERs”), as issued by the UN until 2040. Enlightened owns Programmes of Activities (“PoAs”), certified for registration under the “Clean Development Mechanism” (CDM) established by the Kyoto Protocol and the Paris Agreement to the United Nation’s Framework Convention on Climate Change (“UNFCCC”)

The ability of Enlightened to acquire the patented technology by exercising the aforementioned option is subject to the successful capital raise by the Company of a minimum of approximately $4.5 million for the combined activities. The Company does not presently have any commitments for these funds and no assurance can be provided that the funds can be raised on commercially reasonable terms or at all. Even if the Company is able to raise the necessary capital, no assurance can be provided that it will be able to commercialize the patented technology.

On October 1, 2020, the Company executed a non-binding Letter of Intent (“LOI”) to merge with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”).  As outlined in the LOI, the proposed merger will be structured as a reverse triangular merger pursuant to which a newly formed subsidiary of the Company will merge with and into VeganNation, with VeganNation as the surviving entity and a wholly-owned subsidiary of the Company.VeganNation is, a global plant-based company building an all-encompassing conscious consumer ecosystem, connecting and empowering plant-based and sustainable businesses and individuals. Management of the Company believes that the growth of sustainable and plant-based consumer goods presents a unique opportunity to participate in the fastest growing lifestyle globally.

Additionally, VeganNation has, on November 26, 2020, entered into a non-binding Letter of Intent (the “LOI”) to acquire a vegan industry company located in the United States (the “Target”) for a $4 million acquisition. VeganNation has assigned the LOI to the Company, and the Company intends to consummate the acquisition directly. These and other terms in the LOI may be adjusted, subject to completion by the Company of its due diligence review and subsequent negotiation with the Target.

In connection with the proposed transaction, the VeganNation stockholders are expected to receive securities of Sipup that will be equal to approximately 51% of the issued and outstanding common stock of the Company at the closing of the proposed merger, on a fully diluted basis. Following the closing of the proposed merger, if any, VeganNation will effect a change in the Company’s Board of Directors and management as VeganNation’s management deems appropriate.

Corporate History & Recent Events

On October 31, 2012, the Company was incorporated under the laws of the State of Nevada. Through fiscal year 2013, we were engaged in the production, packing and selling of flavored yogurts and have not generated any revenue; our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended November 30, 2018. Our accumulated deficit is $342,543 as of November 30, 2018. We currently have no revenue generating business and are focusing on finalizing the transactions discussed above.

During March 2019 the Company issued Adi Zim Holdings Ltd. (“Adi”) 644,000 restricted shares of the Company’s common stock in consideration for remittance of $100,000 for purposes of paying outstanding Company obligation to third parties

During April 2019, the Company and Rosario Capital Ltd. (“Rosario”) have entered into additional service agreement, pursuant to which Rosario is providing to the Company certain financial advisory and other services. In consideration of any and all Rosario’s Services, the Company has issued to Rosario 900,000 restricted shares of common stock. The service agreement will be terminated on December 31, 2020. The fair value of the restricted shares as of the date of issuance was $144,000 using the share price on the day of issuance.

Insurance

We do not maintain any insurance. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

As of January 26, 2021, we have two employees, all of whom are officers. None of our employees are subject to a collective bargaining agreement.

Offices

The Company’s principal offices are located at 3 Kiryat Hamada, 3rd floor, Jerusalem, Israel. Our telephone number is 1-305-999-5232.

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

Going Concern

Our cash balance is $Nil as of November 30, 2018. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company does not own any property. We currently lease a virtual office at 3 Kiryat Hamada, 3rd floor, Jerusalem, Israel on a month to month basis. We believe that our facilities are suitable and adequate for our present needs.

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

	LOW	HIGH
Year Ended November 30, 2018
First Quarter	$0.14	$0.15
Second Quarter	$0.10	$0.25
Third Quarter	$0.13	$0.13
Fourth Quarter	$0.10	$0.15

	LOW	HIGH
Year Ended November 30, 2017
First Quarter	$0.10	$0.20
Second Quarter	$0.10	$0.20
Third Quarter	$0.10	$0.20
Fourth Quarter	$0.10	$0.20

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCpink Sheets for the periods indicated.

HOLDERS

As of the date of this Form 10-K the Company had 24,044,000 shares of our common stock issued and outstanding held by 14 holders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From November 30, 2017 to November 30, 2018

Our loss since inception is $342,543 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Revenues

For the year ended November 30, 2018 and 2017, we had no revenues.

Costs and Operating Expenses

During the year ended November 30, 2018 we had recorded expenses of $193,942 comprised of Professional fees of $161,000, filling fees of $32,942 resulting in a net loss of $193,942 as compared to expenses of $12,560 comprised of Professional fees of $11,000, and filling fees of $1,560 resulting in a net loss of $12,560 for the fiscal year ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, the company had $Nil cash and our liabilities were $127,475, consisting primarily of Accounts payable and accrued expenses of $113,455 and Loans from stockholders of $14,020. As of November 30, 2017, the company had $Nil cash and our liabilities were $83,533, consisting primarily of Accounts payable and accrued expenses of $69,513 and Loans from stockholders of $14,020.

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

Significant Accounting Policies

For additional and relevant information please see Note 2 of the financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 20, 2020 (the “Dismissal Date”), the Board of Directors the Company dismissed Weinstein & Co C.P.A. (“Weinstein”) as the independent registered public accounting firm for the Company. On May 20, 2020, the Board engaged Halperin CPA, Financial Consulting & Management (“Halperin”) as the Company’s new independent registered public accounting firm. The decision to dismiss Weinstein resulted from an order (the “Order”) of the Securities and Exchange Commission (the “SEC”) denying W&CO the privilege of appearing or practicing before the SEC.

The reports of Weinstein on the Company’s financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the two most recent fiscal years and through the Dismissal Date, there were (i) no disagreements between the Company and Weinstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Weinstein, would have caused Weinstein to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Dismissal Date, neither the Company or anyone on its behalf consulted with Halperin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company by Halperin that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiencies that represent material weaknesses as of November 30, 2018.

●	Financial Reporting and Closing Process: We did not maintain an effective financial reporting and closing process to prepare financial statements in accordance with GAAP. We determined that controls over timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes were missing or ineffective. Further, we were unable to complete regulatory filings timely as required by the rules of the SEC.

●	Qualified Personnel: We lacked a sufficient number of qualified accounting personnel in key financial reporting positions to operate processes and controls over the year end close process. As a result, a reasonable possibility exists that material misstatements in our financial statements will not be prevented or detected on a timely basis.

●	Control Monitoring: Our controls for monitoring the adequacy of the design and operating effectiveness of internal control over financial reporting across the Company were ineffective. As a result, a reasonable possibility exists that material misstatements in our financial statements will not be prevented or detected on a timely basis.

Management believes that the material weaknesses above did not have an effect on our financial results

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

There have been no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2018 which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Form 10-K the Directors and Officers currently serving our Company are as follows:

Name	Age	Positions and Offices
Mr. Isaac Thomas	33	Chief Executive Officer
Mr. Yochai Ozeri (1)	43	Chief Financial Officer
Mr. Netanel Salomon (1)	31	Vice President of Marketing and Investor Relations
Mr. Baruch Yadid (3)	62	Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors.

Isaac Thomas, Age 33

Mr. Thomas serves as Chief Executive Officer of VeganNation Services Ltd., an Israeli company, a position he has held since January 2018. Mr. Thomas is an entrepreneur from the age of 16. Mr. Thomas’ career spans 17 years of entrepreneurial ventures in real estate and healthcare, where he acquired, developed, consulted and led visionary projects in the multifamily and senior housing sectors in the United States. In 2016, through a spiritual journey of meditation, Mr. Thomas has chosen to live a plant based lifestyle. In January 2018 Mr. Thomas founded VeganNation with the vision of creating the global platform and infrastructure to unite the global plant-base and sustainable economy into a true global, impactful economic ecosystem.

Yochai Ozeri, Age 43

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

Netanel Salomon, Age 31

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

Baruch Yadid, Age 62

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

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only four directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended November 30, 2018, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Yochai Ozeri	2018	-	-	-	-	-
Chief Financial Officer (Principal Financial Officer)	2017	-	-	-	-	-

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

Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of January 26, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 24,044,000 shares of our common stock issued and outstanding as of January 26, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Shares of Common Stock (1)	Percent of Class (2)
Executive Officers and Directors
Yochai Ozeri, Chief Financial Officer & Director	-	* %
Netanel Salomon, Vice President & Director	-	*
Baruch Yadid, Director

5% or more Shareholders
Adi Zim Holdings Ltd. (2)	7,644,000	31%
David Daniel (3)	11,000,000	45.8%
Nissim Barih (4)	2,475,000	10.3%
Rasario Capital Ltd (5)	1,595,000	6.6%

* Less than one percent.

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2) Mr. Adi Zim_ holds sole voting and dispositive control of these securities.  The address of Adi Zim Holdings Ltd. is Yosef Klausner 10, Ramla Israel.

(3) David Daniel is the former shareholder of Enlightened. His address is Hanah Senesh 28, Beni Brak, Israel

(4) The business address of Nissim Barih is 41 Shlomo Hamelech Street, Lod Israel.

(5) Mr. Reuben Ablagon holds sole voting and dispositive control of these securities.  The address of Rosario Capital Ltd is 2 Weizman Street, Tel Aviv Israel.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated, we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The Company appointed Ilanit Halperin (“Halperin”) as the independent registered public accounting firm, for the Company for the fiscal year ended November 30, 2017 and 2018. Aggregate fees for professional services rendered for the Company by Halperin, our independent registered public accounting firm, for the fiscal years ended November 30, 2018 and fees for professional services rendered for the Company by Weinstein & Co, our previous independent registered public accounting firm the year ended November 30, 2017 are set forth below:

	2018	2017
Audit fees	$7,000	$7,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$7,000	$7,000

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The Financial Statements filed as part of this Annual Report are identified in the Index to Financial Statements on page F-1 hereto.

(a)(2) Financial Statement Schedules.

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

(a)(3) Exhibits.

We hereby file, as exhibits to this Annual Report, those exhibits listed on the Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2021.

SIPUP CORPORATION, INC.

	By:	/s/ Isaac Thomas
Isaac Thomas
Date: January 26, 2021		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yochai Ozeri
Date: January 26, 2021		Yochai Ozeri
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Isaac Thomas	Chief Executive Officer and Director	January 26, 2021
Isaac Thomas	(Principal Executive Officer)

/s/ Yochai Ozeri	Chief Financial Officer and Director	January 26, 2021
Yochai Ozeri	(Principal Financial and Accounting Officer)

/s/ Baruch Yadid	Director	January 26, 2021
Baruch Yadid

/s/ Natanel Salomon	Director, Vice President	January 26, 2021
Natanel Salomon

SIPUP CORPORATION

INDEX TO FINANCIAL STATEMENTS

Contents:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SIPUP CORPORATION, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SIPUP Corporation, Inc (the “Company”) as of November 30, 2018 and 2017, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended November 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of November 30, 2018, the Company has incurred accumulated deficit of $342,942 and negative operating cash flows. These factor among others, as discussed in Note 1B to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

December 15, 2020

We have served as the Company’s auditor since 2020

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(In dollars)

	Year ended November 30,
	2018	2017
ASSETS
Current assets:
Prepaid expenses	-	150,000

Total assets	$-	150,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	113,455	69,513
Loan from stockholder	14,020	14,020

Total liabilities	127,475	83,533

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,500,000 shares issued and outstanding at November 30, 2018 and 2017 respectively	4,500	4,500
Additional paid-in capital	210,568	210,568
Accumulated deficit	(342,543)	(148,601)

Total stockholders’ deficiency	(127,475)	66,467

Total liabilities and stockholders’ deficiency	$-	$150,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(In dollars, except share and per share data)

	Year ended November 30,
	2018	2017
Revenues:	$-	$-

Costs and operating expenses:
Cost of revenues	-	-
Professional fees	161,000	11,000
Filing fees	32,942	1,560

Total costs and operating expenses	193,942	12,560

Net loss	$(193,942)	$(12,560)
Net loss per share-basic and diluted attributable to common stockholders	$(0.04)	$(0.00)

Basic and diluted weighted average number of shares outstanding	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In dollars)

	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Balance at November 30, 2016	4,000,000	4,000	61,068	(136,041)	(70,973)
Issuance of common stock	500,000	500	149,500		150,000
Loss for the year				(12,560)	(12,560)
Balance at November 30, 2017	4,500,000	4,500	210,568	(148,601)	66,467
Loss for the year				(193,942)	(193,942)
Balance at November 30, 2018	4,500,000	4,500	210,568	(342,543)	(127,475)

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(In dollars)

	Year Ended November 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(193,942)	$(12,560)

Changes in operating assets and liabilities:
Increase in prepaid expenses	-	-
Increase in accounts payable and accrued expenses	43,942	10,095
Stock based compensation	150,000	-
Net cash used in operating activities	-	(2,465)

Cash flows from financing activities:
Proceeds from loan from stockholders	-	2,465
Net cash provided by financing activities	-	2,465

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Sipup  Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. For additional information see subsequent events

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in US dollars.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2018, the Company has an accumulated deficit of $342,543 from operations and has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2018.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions and stock based compensation.

Cash and cash equivalents, and Restricted cash

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As November 30, 2018, the Company had no potentially dilutive shares.

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

- Level 1: Quoted prices in active markets for identical instruments.

- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common stock

During December 2016, the Company and Rosario Capital Ltd. (“Rosario”) having their principal places of business at Tel Aviv, Israel have entered into service agreement, pursuant to which. Rosario is providing to the Company certain critical advisory and other services. In consideration of any and all Rosario’s Services, the Company has issued to Rosario 500,000 restricted shares of common stock. The fair value of the shares as of the date of issuance was $150,000 using the share price on the day of issuance.  All services were performed during 2018 and all amount was amortized as expense during the year ended November 2018.

NOTE 4 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended November 30, 2018 and 2017 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of November 30,
	2018	2017
Net operating losses carryforwards	$40,434	$31,206
Less valuation allowance	(40,434)	(31,206)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended November 30, 2018 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, 2018, the Company had approximately $342,543 in tax loss carryforwards that can be utilized future periods to reduce taxable income and expire by the year 2038.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – RELATED PARTY TRANSACTION

●	Please refer to note 3

	As of November 30,
	2018	2017
Loan from related party	$14,020	$14,020

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

The following transactions were carried out with related parties:

	As of November 30,
	2018	2017
Professional fees	$150,000	$-

NOTE 6 – SUBSEQUENT EVENTS

(i) On May 15, 2019, Sipup Corp. (the “Company”) entered into a short-form agreement with Enlightened Capital Ltd., an Israeli company with offices at Bnei-Brak, Israel (“Enlightened”), pursuant to which all outstanding ordinary shares of Enlightened were exchanged for shares of the Company common stock, $0.001 par value per share (the “Transaction”). In the Transaction, the Company issued to the sole shareholder of Enlightened, or the designees thereof, an aggregate of 18,000,000 shares of the Company’s common stock. Following the Transaction, Enlightened became a wholly-owned subsidiary of the Company.

(ii) During March 2019 the Company issued Adi Zim Holdings Ltd. (“Adi”) 644,000 restricted shares of the Company’s common stock in consideration for remittance of $100,000 for purposes of paying outstanding Company obligation to third parties.

(iii) During April 2019, the Company and Rosario Capital Ltd. (“Rosario”) have entered into additional service agreement, pursuant to which Rosario is providing to the Company certain financial advisory and other services. In consideration of any and all Rosario’s Services, the Company has issued to Rosario 900,000 restricted shares of common stock. The service agreement will be terminated on December 31, 2020. The fair value of the restricted shares as of the date of issuance was $144,000 using the share price on the day of issuance.

(iv) On October 1, 2020, the Company executed a non-binding Letter of Intent (“LOI”) to merge with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”).  As outlined in the LOI, the proposed merger will be structured as a reverse triangular merger pursuant to which a newly formed subsidiary of the Company will merge with and into VeganNation, with VeganNation as the surviving entity and a wholly-owned subsidiary of the Company.

VeganNation is, a leading global plant-based company building an all-encompassing conscious consumer ecosystem, connecting and empowering plant-based and sustainable businesses and individuals. Management of the Company believes that the growth of sustainable and plant-based consumer goods presents a unique opportunity to participate in the fastest growing lifestyle globally.

In connection with the proposed transaction, the VeganNation stockholders are expected to receive securities of Sipup that will be equal to approximately 50% of the issued and outstanding common stock of the Company at the closing of the proposed merger, on a fully diluted basis. Subject to satisfaction of the closing conditions, the parties intend to close on the transactions contemplated under the LOI by January 31, 2021. Following the closing of the proposed merger, VeganNation will effect a change in the Company’s Board of Directors and management as VeganNation’s management deems appropriate.

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