Form 10-Q
period 2019-02-28
Sipup Corp
filed 2021-02-01
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

1-305-999-5232

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

As of February 1, 2021, the registrant had outstanding 24,044,000 shares of common stock, par value $0.001 per share.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

(unaudited)

($ in dollars)

	As of February 28, 2019	As of November 30, 2018
ASSETS
Current assets:
Prepaid expenses	-	-

Total assets	$-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	121,480	113,455
Loan from stockholder	14,020	14,020

Total liabilities	135,500	127,475

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,500,000 shares issued and outstanding on February 28, 2019 and November 30, 2018 respectively	4,500	4,500
Additional paid-in capital	210,568	210,568
Accumulated deficit	(350,568)	(342,543)

Total stockholders’ deficiency	(135,500)	(127,475)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended
	February 28, 2019	February 28, 2018
Revenues	-	-

Costs and operating expenses:
Cost of revenues	-	-
Professional fees	2,500	2,000
Filing fess	5,525	300
Payroll and related expenses	-	-
Total costs and operating expenses	8,025	2,300

Net loss	(8,025)	(2,300)

Net loss per share – basic and diluted attributable to common stockholders	(0.00)	(0.00)

Basic and diluted weighted average number of shares outstanding	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

Three Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(8,025)	$(2,300)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable and accrued expenses	8,025	2,300
Stock based compensation	-	-
Net cash provided by (used in) operating activities	-	-

Cash flows from financing activities:
Proceeds from shareholders	-	-
Net cash provided by (used in) operating activities	-	-

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

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

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited financial statements should be read in conjunction with the audited financial statements and notes for the year ended November 30, 2018, included in our Annual Report on Form 10-K filed with the SEC on January 26, 2021, and all of our other periodic filings, including Current Reports on Form 8-K, filed with the SEC after the end of our 2018 fiscal year and through the date of this Report

Sipup Corporation (the "Company") is a Nevada Corporation incorporated on October 31, 2012. The Company plans enter emerging technology businesses and real estate industry.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of November 30.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2019, the Company has an accumulated deficit of $350,568 from operations and working capital deficit of $135,500 has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2018.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of February 28, 2019, and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2019, and the results of its operations and its cash flows for the periods ended February 28, 2019. These results are not necessarily indicative of the results expected for the calendar year ending November 30, 2018. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of November 30, 2018, for additional information, including significant accounting policies.

Lease Commitments

The Company does not own any property. We currently lease a virtual office at 3 Kiryat Hamada, 3rd floor, Jerusalem, Israel.

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of February 28, 2019, and November 30, 2018 the company has no cash.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As February 28, 2019, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	For the three months ended,
	February 28, 2019	November 30, 2018
Loan from related party* in dollars	$14,020	$14,020

*	The above loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

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

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the three months ended February 28, 2019 and November 30, 2018 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	For the three months ended
	February 28, 2019	November 30, 2018
Net operating losses carryforwards	$73,619	$40,434
Less valuation allowance	(73,619)	(40,434)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended February 28, 2019 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of February 28, 2019, the Company had approximately $350,568 in tax loss carryforwards that can be utilized future periods to reduce taxable income and expire by the year 2038.

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

The following transactions were carried out with related parties:

	For the three months ended
	February 28, 2019	November 30, 2018
Professional fees	$	$150,000

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

(iii) During April 2019, the Company and Rosario Capital Ltd. (“Rosario”) have entered into additional service agreement, pursuant to which Rosario is providing to the Company certain financial advisory and other services. In consideration of any and all Rosario's Services, the Company has issued to Rosario 900,000 restricted shares of common stock. The service agreement will be terminated on December 31, 2020. The fair value of the restricted shares as of the date of issuance was $144,000 using the share price on the day of issuance.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2018.

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

Results of Operations - Three Months Ended February 28, 2019, Compared to Three Months Ended February 28, 2018

Our loss since inception is $350,568 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

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

For the three months ended February 28, 2019, we had no revenue and had expenses of $8,025 comprised of Professional fees of $2,500 and filings fees of $5,525 resulting in a net loss of $8,025 as compared to expenses of $2,300 comprised of Professional fees of $2,000 and filings fees of $300 resulting in a net loss of $2,300 for the three months ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, the company had $Nil cash and our liabilities were $135,500, consisting primarily of Accounts payable and accrued expenses of $121,480 and Loans payable of $14,020. As of November 30, 2018, the company had $Nil cash and our liabilities were $127,475, consisting primarily of Accounts payable and accrued expenses of $113,455 and Loans payable of $14,020. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

Under the supervision and with the participation of our management, including our principalexecutive officer and our financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our and principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms for the reasons set forth in our annual report on Form 10-K for the year ended November 30, 2018.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 1, 2021	By:	/s/ Isaac Thomas
Name: Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2021	By:	/s/ Yochai Ozeri
Yochai Ozeri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
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