Form 10-Q
period 2019-05-31
Sipup Corp
filed 2021-04-27
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-185408

SIPUP CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0382107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Kiryat Hamada, 3rd floor, Jerusalem, Israel	9777603
(Address of principal executive offices)	(Zip Code)

1-305-999-5232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 24, 2021, the registrant had outstanding 24,044,000 shares of common stock, par value $0.001 per share.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SIPUP CORPORATION INC.

BALANCE SHEETS

($ in dollars)

	As of May 31, 2019	As of November 30, 2018
	(Unaudited)
ASSETS
Current assets:
Prepaid expenses	136,800	-

Total assets	$136,800	-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Accounts payable and accrued expenses	107,752	113,455
Loan from stockholder	14,020	14,020

Total liabilities	121,772	127,475

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; 75,000,000 shares authorized; 6,044,000 shares issued and outstanding on May 31, 2019 and 4,500,000 shares issued and outstanding on November 30, 2018 respectively	6,044	4,500
Additional paid-in capital	453,024	210,568
Shareholder debt due to issuance of shares	(55,647)	-
Accumulated deficit	(388,393)	(342,543)

Total stockholders’ equity (deficiency)	15,028	(127,475)

Total liabilities and stockholders’ equity (deficiency)	$136,800	$-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

($ in dollars, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

operating expenses:

General and administrative expenses	37,825	2,300	45,850	4,600
Total operating expenses	37,825	2,300	45,850	4,600

Loss from operations	(37,825)	(2,300)	(45,850)	(4,600)

Net loss	$(37,825)	$(2,300)	$(45,850)	$(4,600)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	5,510,978	4,500,000	5,005,489	4,500,000

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

($ in dollars)

	Six Months Ended May 31,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(45,850)	$(4,600)

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable and accrued expenses	(5,703)	4,600
Stock based compensation	7,200	-
Net cash used in operating activities	(44,353)	-

Cash flows from financing activities:
Decrease in shareholder debt for issuance of shares	44,353	-
Net cash provided by financing activities	44,353	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information: Non cash transactions:

Shareholder’s debt for issuance of shares	$55,647	-

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(In dollars)

	Common Stock				Shareholder	Total
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	debt due to issuance of shares	Stockholders’ Equity (Deficiency)
Balance at November 30, 2017	4,500,000	4,500	210,568	(148,601)		66,467
Loss for the year				(193,942)		(193,942)
Balance at November 30, 2018	4,500,000	4,500	210,568	(342,543)	-	(127,475)
Issuance of common stock	644,000	644	99,356	-	(55,647)	44,353
Shares based compensation	900,000	900	143,100	-	-	144,000
Loss for the period				(45,850)		(45,850)
Balance at May 31, 2019 (unaudited)	6,044,000	6,044	453,024	(388,393)	(55,647)	15,028

The accompanying notes are an integral part of these financial statements.

SIPUP CORPORATION INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

Sipup Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. For additional information see note 6 - subsequent events.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2019, the Company has an accumulated deficit of $388,393 from operations. The Company has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended May 31, 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended November 30, 2019. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published on the SEC’s website, for the year ended November 30, 2018.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Derivative Liabilities and Fair Value of Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under Accounting Standards Codification (“ASC”) 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815, “Derivatives and Hedging”.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of non performance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

The Company has implemented all new accounting pronouncements that are in effect and that could impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued, but are not yet effective, that might have a material impact on the consolidated financial statements of the Company.

NOTE 3 – STOCKHOLDERS’ EQUITY

During March 2019 the Company issued Adi Zim Holdings Ltd. (“Adi”) 644,000 restricted shares of the Company’s common stock in consideration for remittance of $100,000 for purposes of paying outstanding Company obligation to third parties.

During April 2019, the Company and Rosario Capital Ltd. (“Rosario”) have entered into additional service agreement, pursuant to which Rosario is providing to the Company certain financial advisory and other services. In consideration of any and all Rosario’s Services, the Company has issued to Rosario 900,000 restricted shares of common stock. The service agreement will be terminated on December 31, 2020. The fair value of the restricted shares as of the date of issuance was $144,000 using the share price on the day of issuance. During the six months ended May 31, 2019 the Company recorded $7,200 as professional fees.

NOTE 4 – RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

From time to time, the stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand

	As of
	May 31, 2019	November 30, 2018
Loan from related party	$14,020	$14,020

The following transactions were carried out with related parties:

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
General and administrative expenses	7,200	-	7,200	-

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

(i) On May 15, 2019, the Company entered into a short-form agreement with Enlightened Capital Ltd., an Israeli company with offices at Bnei-Brak, Israel (“Enlightened”), pursuant to which all outstanding ordinary shares of Enlightened were exchanged for shares of the Company common stock, $0.001 par value per share (the “Transaction”). In the Transaction, the Company issued to the sole shareholder of Enlightened, or the designees thereof, an aggregate of 18,000,000 shares of the Company’s common stock. Following the Transaction, Enlightened became a wholly-owned subsidiary of the Company. The closing of transaction was occurred on June 3, 2019.

(ii) during November 2020 the company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”), which note shall be convertible into shares of the Company’s common stock at a rate equal to $0.1 per share, and upon (and subject to) the conversion of the Note as therein provided, the shares of Company stock issuable upon such conversion shall be validly issues, fully paid and non-assessable.

(ii) On April 25, 2021, 2020, the Company entered into a Stock Exchange Agreement with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation pursuant to which VeganNation would become a wholly owned subsidiary of the Company, and the shareholders of VeganNation would receive an aggregate of 23,562,240 shares of common stock of the Company. The transaction is subject to customary closing conditions.

VeganNation is, a leading global plant-based company building an all-encompassing conscious consumer ecosystem, connecting and empowering plant-based and sustainable businesses and individuals. Management of the Company believes that the growth of sustainable and plant-based consumer goods presents a unique opportunity to participate in the fastest growing lifestyle globally.

In connection with the proposed transaction, the VeganNation stockholders are expected to receive comon stock of Sipup that will be equal to approximately 50% of the issued and outstanding common stock of the Company at the closing of the proposed merger, on a fully diluted basis. Following the closing of the proposed merger, VeganNation will effect a change in the Company’s Board of Directors and management.

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

Our loss since inception is $388,393 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Results of Operations - Three Months Ended May 31, 2019, Compared to Three Months Ended May 31, 2018

For the three months ended May 31, 2019, we had no revenue and had recorded $37,825 of Professional fees as compared to Professional fees of $2,300 for the three months ended May 31, 2018.

Results of Operations - Six Months Ended May 31, 2019, Compared to Six Months Ended May 31, 2018

For the six months ended May 31, 2019, we had no revenue and had recorded $45,850 of Professional fees as compared to Professional fees of $4,600 for the three months ended May 31, 2018.

Liquidity and Capital Resources

As of May 31, 2019, the company had $Nil cash and our liabilities were $121,772, consisting primarily of Accounts payable and accrued expenses of $107,752, Loans payable of $14,020. As of November 30, 2018, the company had $Nil cash and our liabilities were $127,475, consisting primarily of Accounts payable and accrued expenses of $113,455 and Loans payable of $14,020. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

Under the supervision and with the participation of our management, including our principal executive officer and our financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our and principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms for the reasons set forth in our annual report on Form 10-K for the year ended November 30, 2018.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 27, 2021	By:	/s/ Isaac Thomas
Name:Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2021	By:	/s/ Yochai Ozeri
Yochai Ozeri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Office), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.