Form 10-Q
period 2019-08-31
Sipup Corp
filed 2021-05-07
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-185408

SIPUP CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0382107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Kiryat Hamada, 3rd floor, Jerusalem, Israel	9777603
(Address of principal executive offices)	(Zip Code)

1-305-999-5232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 4, 2021, the registrant had outstanding 24,044,000 shares of common stock, par value $0.001 per share.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in dollars)

	As of August 31, 2019	As of November 30, 2018
	(unaudited)
ASSETS
Current assets:
Prepaid Expenses and Other Assets	115,200	-
Total Current Assets	115,200	-

Total assets	$115,200	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities and Accrued Expenses	110,552	-
Loan from stockholder	158,146	141,405

Total liabilities	268,698	141,405

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,044,000 shares issued and outstanding on August 31, 2019 and 18,000,000 shares issued and outstanding on November 30, 2018 respectively	24,044	18,000
Additional paid-in capital	64,631	-
Shareholder debt due to issuance of shares	(55,647)	-
Accumulated deficit	(186,526)	(159,405)

Total stockholders’ equity	(153,498)	(141,405)

Total liabilities and stockholders’ equity	$115,200	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

Operating expenses:

General and administrative expenses	24,400	-	24,400	-

Total operating expenses	24,400	-	24,400	-

Interest on shareholder’s loan	907	907	2,721	2,721

Net loss	$(25,307)	$(907)	$(27,121)	$(2,721)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	24,044,000	18,000,000	20,037,052	18,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Nine Months Ended August 31,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(27,121)	$(2,721)

Adjustments to reconcile net loss to net cash used in operating activities:

Interest on shareholder’s loan	2,721	2,721
Stock based compensation	21,600	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,800	-
Net cash provided by (used in) operating activities	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

(In dollars)

	Common Stock				Shareholder
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	debt due to issuance of shares	Total Stockholders’ Deficiency
Balance at November 30, 2017	18,000,000	18,000	-	(152,473)		(134,473)
Loss for the year				(6,932)		(6,932)
Balance at November 30, 2018 (audited)	18,000,000	18,000	-	(159,405)	-	(141,405)
Effect of Reverse Capitalization	6,044,000	6,044	64,631			70,675
Shareholder debt due to issuance of shares					(55,647)	(55,647)
Loss for the period				(27,121)		(27,121)
Balance at August 31, 2019	24,044,000	24,044	64,631	(186,526)	(55,647)	(153,498)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

Sipup Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. For additional information see below and note 5 - subsequent events.

Merger Transaction

On June 2, 2019, the Company completed the acquisition of Enlightened Capital Ltd., an Israeli company with offices at Bnei-Brak, Israel (“Enlightened”) whereby Enlightened became a direct and wholly owned subsidiary of the Company. As consideration, the Company issued to Enlightened’s shareholders 18,000,000 common Stock, par value $0.001 per share.

Enlightened is engaged, in the field of green energy and is licensed to internationally trade in Certified Emission Reductions, also known as carbon credits (“CERs”), as issued by the UN until 2040.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Enlightened was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Enlightened’s stockholders owned a substantial majority of the voting rights in the combined company. As a result of the Recapitalization Transaction, the shareholders of Enlightened received the largest ownership interest in the Company, and Enlightened was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Enlightened. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2019, the Company has an accumulated deficit of $186,526 from operations and negative working capital of $153,498. The Company has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2019.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended August 31, 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended November 30, 2019. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of,
	August 31, 2019	November 30, 2018
Loan from shareholder (*)	$144,126	$141,405
Loan from related party (**)	14,020	-
	$158,146	$141,405

(*)	The loan is unsecured, bears annual 2.56% interest and has no repayment term. This loan is repayable on demand

(**)	The loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 4 – RELATED PARTY TRANSACTION

The following transactions were carried out with related parties:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
General and administrative expenses	21,600	-	21,600	-
Interest on shareholder’s loan	907	907	2,721	2,721

For additional information please refer to Note 3.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

During November 2020 the Company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”), which note shall be convertible into shares of the Company’s common stock at a rate equal to $0.1 per share.

(ii) On April 25, 2021, the Company entered into a Stock Exchange Agreement with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation pursuant to which VeganNation would become a wholly owned subsidiary of the Company, and the shareholders of VeganNation would receive an aggregate of 23,562,240 shares of common stock of the Company. The transaction is subject to customary closing conditions.

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

On December 28, 2020, the Company disclosed on a current report on Form 8-K that VeganNation previously entered into a non-binding Letter of Intent (the “LOI”) to acquire a vegan industry company located in the United States (the “Target”) and thatVeganNation had assigned the LOI to the Company. As disclosed by the Company in its Current Report on Form 8-K filed on April 26, 2021, the Company and Target have terminated all discussions relating to the acquisition of the Target.

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

Our loss since inception is $186,526 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Results of Operations - Three Months Ended August 31, 2019, Compared to Three Months Ended August 31, 2018

For the three months ended August 31, 2019, we had no revenue and had general and administrative expenses of $24,400 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan of $907 resulting in a net loss of $25,307 as compared to interest expenses on loan of $907 for the three months ended August 31, 2018.

Results of Operations – Nine Months Ended August 31, 2019, Compared to Nine Months Ended August 31, 2018

For the nine months ended August 31, 2019, we had no revenue and had general and administrative expenses of $24,400 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan of $2,721 resulting in a net loss of $27,121 as compared to interest expenses on loan of $2,721 for the nine months ended August 31, 2018.

Liquidity and Capital Resources

As of August 31, 2019, the company had $Nil cash and our liabilities were $268,698, consisting primarily of Accounts payable and accrued expenses of $110,552 and Loans payable of $158,146. As of November 30, 2018, the company had $Nil cash and our liabilities were $141,405, consisting primarily of Loans from shareholder. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 7, 2021	By:	/s/ Isaac Thomas
Name: Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Yochai Ozeri
Yochai Ozeri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*