Form 10-K
period 2019-11-30
Sipup Corp
filed 2021-05-10
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 31, 2019 was $457,500.

As of May 10 2021, Sipup Corporation had 24,044,000 shares issued and outstanding.

SIPUP CORPORATION INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Enlightened is engaged, in the field of green energy and is licensed to internationally trade in Certified Emission Reductions, also known as carbon credits (“CERs”), as issued by the UN until 2040 The Company, collectively with Enlightened are hereunder referred to as the “Group”.

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

Additionally, VeganNation has, on November 26, 2020, entered into a non-binding Letter of Intent (the “LOI”) to acquire a vegan industry company located in the United States (the “Target”) for a $4 million acquisition. VeganNation has assigned the LOI to the Company. As the Company has previously disclosed in its Current Report on Form 8-K filed with the SEC on April 26, 2021, the Company and Target have terminated all discussions relating to the acquisition of the Target

During December 2020 the company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”), which note shall be convertible into shares of the Company’s common stock at a rate equal to $0.1 per share, and upon (and subject to) the conversion of the Note as therein provided, the shares of Company stock issuable upon such conversion shall be validly issues, fully paid and non-assessable

Corporate History & Recent Events

On October 31, 2012, the Company was incorporated under the laws of the State of Nevada. Through fiscal year 2013, we were engaged in the production, packing and selling of flavored yogurts and have not generated any revenue; our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended November 30, 2019. Our accumulated deficit is $211,894 as of November 30, 2019. We currently have no revenue generating business and are focusing on finalizing the transactions discussed above.

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

Employees

As of May 10, 2021, we have two employees, all of whom are officers. None of our employees are subject to a collective bargaining agreement.

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

Going Concern

Our cash balance is $Nil as of November 30, 2019. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

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

	LOW	HIGH
Year Ended November 30, 2019
First Quarter	$0.15	$0.38
Second Quarter	$0.16	$0.51
Third Quarter	$0.16	$0.65
Fourth Quarter	$0.11	$0.25

	LOW	HIGH
Year Ended November 30, 2018
First Quarter	$0.14	$0.15
Second Quarter	$0.10	$0.25
Third Quarter	$0.13	$0.13
Fourth Quarter	$0.10	$0.15

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCpink Sheets for the periods indicated.

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

We have no equity compensation or stock option plans. We may in the future adopt a stock option.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

From November 30, 2018 to November 30, 2019

For the year ended November 30, 2019, we had no revenue and had general and administrative expenses of $48,800 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan of $6,090 resulting in a net loss of $54,890 as compared to interest expenses on loan of $6,932 for the year ended August 31, 2018.

Liquidity and Capital Resources

As of November 30, 2019, the company had $Nil cash and our liabilities were $274,867, consisting primarily of Accounts payable and accrued expenses of $113,352 and Loans from stockholders of $161,515. As of November 30, 2018, the company had $Nil cash and our liabilities were consisting primarily Loans from stockholders of $141,405.

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

Under the supervision and with the participation of our management, including our principal executive officer and our financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our and principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms for the reasons set forth in our annual report on Form 10-K for the year ended November 30, 2019.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiencies that represent material weaknesses as of November 30, 2019.

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

Subject to raising capital, of which no assurance can be provided, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Form 10-K the Directors and Officers currently serving our Company are as follows:

Name	Age	Positions and Offices
Mr. Isaac Thomas	33	Chief Executive Officer
Mr. Yochai Ozeri (1)	44	Chief Financial Officer
Mr. Netanel Salomon (1)	32	Vice President of Marketing and Investor Relations
Mr. Baruch Yadid (3)	63	Director

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

Yochai Ozeri, Age 44

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

Netanel Salomon, Age 32

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

Baruch Yadid, Age 63

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended November 30, 2019, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Yochai Ozeri	2019	-	-	-	-	-
Chief Financial Officer (Principal Financial Officer)	2018	-	-	-	-	-

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

Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of May 10, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 24,044,000 shares of our common stock issued and outstanding as of May 10, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Shares of Common Stock (1)	Percent of Class (2)
Executive Officers and Directors
Isaac Thomas, Chief Executive Officer & Director	-	*
Yochai Ozeri, Chief Financial Officer & Director	-	*
Netanel Salomon, Vice President & Director	-	*
Baruch Yadid, Director
5% or more Shareholders
Adi Zim Holdings Ltd. (2)	7,644,000	31%
David Daniel (3)	11,000,000	45.8%
Nissim Barih (4)	2,475,000	10.3%
Rasario Capital Ltd (5)	1,595,000	6.6%

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Mr. Adi Zim_ holds sole voting and dispositive control of these securities. The address of Adi Zim Holdings Ltd. is Yosef Klausner 10, Ramla Israel.

(3)	David Daniel is the former shareholder of Enlightened. His address is Hanah Senesh 28, Beni Brak, Israel

(4)	The business address of Nissim Barih is 41 Shlomo Hamelech Street, Lod Israel.

(5)	Mr. Reuben Ablagon holds sole voting and dispositive control of these securities. The address of Rosario Capital Ltd is 2 Weizman Street, Tel Aviv Israel.

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

On May 20, 2020, the Company appointed Halperin Ilanit (“Halperin”) as the independent registered public accounting firm, for the Company for the fiscal year ended November 30, 2020 and 2019. Aggregate fees for professional services rendered for the Company by Halperin are set forth below:

	2019	2018
Audit fees	$14,000	$7,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$14,000	$7,000

PART IV

ITEM 15.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2021.

SIPUP CORPORATION, INC.

	By:	/s/ Isaac Thomas
Isaac Thomas
Date: May 10, 2021		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yochai Ozeri
Date: May 10, 2021		Yochai Ozeri
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Isaac Thomas	Chief Executive Officer and Director	May 10, 2021
Isaac Thomas	(Principal Executive Officer)

/s/ Yochai Ozeri	Chief Financial Officer and Director	May 10, 2021
Yochai Ozeri	(Principal Financial and Accounting Officer)

/s/ Baruch Yadid	Director	May 10, 2021
Baruch Yadid

/s/ Natanel Salomon	Director, Vice President	May 10, 2021
Natanel Salomon

SIPUP CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SIPUP CORPORATION, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SIPUP Corporation, Inc (the “Company”) as of November 30, 2019 and 2018, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of November 30, 2019, the Company has incurred accumulated deficit of $214,295 and negative operating cash flows. These factor among others, as discussed in Note 1 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

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

May 10, 2021

We have served as the Company’s auditor since 2020

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SIPUP CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In dollars)

	Year ended November 30,
	2019	2018
ASSETS
Current assets:
Prepaid expenses (Note 4)	93,600	-

Total assets	$93,600	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and accrued expenses	113,352	-
Loan from stockholder (Note 3)	161,515	141,405

Total liabilities	274,867	141,405

Stockholders’ deficiency:
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,044,000 shares issued and outstanding on November 30, 2019 and 18,000,000 shares issued and outstanding on November 30, 2018 respectively	24,044	18,000
Additional paid-in capital	64,631	-
Shareholder debt due to issuance of shares	(55,647)	-
Accumulated deficit	(214,295)	(159,405)

Total stockholders’ deficiency	(181,267)	(141,405)

Total liabilities and stockholders’ deficiency	$93,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In dollars, except share and per share data)

	Year ended November 30,
	2019	2018
Revenues:	$-	$-

Operating expenses:

General and administrative expenses	48,800	-

Total operating expenses	48,800	-

Interest on shareholder loan	6,090	6,932

Net loss	$(54,890)	$(6,932)
Net loss per share-basic and diluted attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	23,523,397	18,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In dollars)

	Common Stock				Shareholder
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	debt due to issuance of shares	Total Stockholders’ Deficiency

Balance at November 30, 2017	18,000,000	18,000	-	(152,473)		(134,473)
Loss for the year				(6,932)		(6,932)
Balance at November 30, 2018	18,000,000	18,000	-	(159,405)	-	(141,405)
Effect of Reverse Capitalization	6,044,000	6,044	64,631			70,675
Shareholder debt due to issuance of shares					(55,647)	(55,647)
Loss for the period				(54,890)		(54,890)
Balance at November 31, 2019	24,044,000	24,044	64,631	(214,295)	(55,647)	(181,267)

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In dollars)

	Year Ended November 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(54,890)	$(6,932)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest on shareholder’s loan	6,090	6,932
Stock based compensation	43,200	-

Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,600	-
Net cash used in operating activities	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Enlightened is engaged, in the field of green energy and is licensed to internationally trade in Certified Emission Reductions, also known as carbon credits (“CERs”), as issued by the UN until 2040. .

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2019, the Company has an accumulated deficit of $214,295 from operations and has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2019.

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

Use of estimates in the preparation of consolidated financial statements

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As November 30, 2019, the Company had no potentially dilutive shares.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of year ended,
	November 30, 2019	November 30, 2018
Loan from shareholder (*)	$144,126	$141,405
Loan from related party (**)	14,020	-
	$158,146	$141,405

(*) The loan is unsecured, bears annual 2.56% interest and has no repayment term. This loan is repayable on demand

(**) The loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

During March 2019, the Company issued Adi Zim Holdings Ltd. (“Adi”) 644,000 restricted shares of the Company’s common stock in consideration for remittance of $100,000 for purposes of paying outstanding Company obligation to third parties.

During April 2019, the Company and Rosario Capital Ltd. (“Rosario”) have entered into additional service agreement, pursuant to which Rosario is providing to the Company certain financial advisory and other services. In consideration of any and all Rosario's Services, the Company has issued to Rosario 900,000 restricted shares of common stock. The service agreement will be terminated on December 31, 2020. The fair value of the restricted shares as of the date of issuance was $144,000 using the share price on the day of issuance. During the year ended November 30, 2019 the Company recorded $43,200 as professional fees.

NOTE 5 – INCOME TAXES

a.   Provision for income taxes

No provision for income taxes was required for the year ended November 30, 2019 and 2018 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of November 30,
	2019	2018
Net operating losses carryforwards	$45,002	$33,475
Less valuation allowance	(45,002)	(33,475)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended November 30, 2019 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, 2019, the Company had approximately $214,295 in tax loss carryforwards that can be utilized future periods to reduce taxable income and expire by the year 2038.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTION

The following transactions were carried out with related parties:

	As of November 30,
	2019	2018
General and administrative expenses	$43,200	$-
Interest on shareholder’s loan	6,090	6,932

For additional information please refer to Note 3.

NOTE 7 – SUBSEQUENT EVENTS

(i) During December 2020 the company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”), which note shall be convertible into shares of the Company’s common stock at a rate equal to $0.1 per share, and upon (and subject to) the conversion of the Note as therein provided, the shares of Company stock issuable upon such conversion shall be validly issues, fully paid and non-assessable.

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

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Executive Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.