Form 10-Q
period 2020-02-29
Sipup Corp
filed 2021-05-10
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

As of May 10, 2021, the registrant had outstanding 24,044,000 shares of common stock, par value $0.001 per share.

i

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in dollars)

	As of February 29, 2020	As of November 30, 2019
	(unaudited)
ASSETS
Current assets:

Prepaid Expenses and Other Assets	72,000	93,600
Total Current Assets	72,000	93,600

Total assets	$72,000	$93,600

LIABILITIES AND STOCKHOLDERS’ EQUITY )DEFICIENCY(
Current Liabilities and Accrued Expenses	116,152	113,352
Loan from stockholder	162,823	161,515

Total liabilities	278,975	274,867

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,044,000 shares issued and outstanding on February 29, 2020 and 18,000,000 shares issued and outstanding on November 30, 2019 respectively	24,044	24,044
Additional paid-in capital	64,631	64,631
Shareholder debt due to issuance of shares	(55,647)	(55,647)
Accumulated deficit	(240,003)	(214,295)

Total stockholders’ equity	(206,975)	(181,267)

Total liabilities and stockholders’ equity	$72,000	$93,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended February 29,
	2020	2019
Revenues	$-	$-

Operating expenses:

General and administrative expenses	24,400	-

Total operating expenses	24,400	-

Interest on shareholder’s loan	1,308	907

Net loss	$(25,708)	$(907)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	24,044,000	18,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Three Months Ended February 29,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(25,708)	$(907)

Adjustments to reconcile net loss to net cash used in operating activities:

Interest on shareholder’s loan	1,308	907
Stock based compensation	21,600	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,800	-
Net cash provided by (used in) operating activities	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

(In dollars)

	Common Stock				Shareholder
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	debt due to issuance of shares	Total Stockholders’ Deficiency
Balance at November 30, 2017	18,000,000	18,000	-	(152,473)		(134,473)
Loss for the year				(6,932)		(6,932)
Balance at November 30, 2018 (audited)	18,000,000	18,000	-	(159,405)	-	(141,405)
Effect of Reverse Capitalization	6,044,000	6,044	64,631			70,675
Shareholder debt due to issuance of shares					(55,647)	(55,647)
Loss for the period				(54,890)		(54,890)
Balance at November 30, 2019 (audited)	24,044,000	24,044	64,631	(214,295)	(55,647)	(181,267)
Loss for the period (unaudited)				(25,708)		(25,708)
Balance at February 29, 2020 (audited)	24,044,000	24,044	64,631	(240,003)	(55,647)	(206,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

Sipup Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. For additional information see below and note 5 - subsequent events.

Share Exchange Transaction

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 29, 2020, the Company has an accumulated deficit of $240,003 from operations. The Company has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended February 29, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended November 30, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published on the SEC’s website, for the year ended November 30, 2019.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of,
	February 29, 2020	November 30, 2019
Loan from shareholder (*)	$148,803	$147,495
Loan from related party (**)	14,020	14,020
	$162,823	$161,515

(*)	The loan is unsecured, bears annual 2.56% interest and has no repayment term. This loan is repayable on demand
(**)	The loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 4 – RELATED PARTY TRANSACTION

The following transactions were carried out with related parties:

	Three Months Ended February 29,
	2020	2019
General and administrative expenses	21,600	-
Interest on shareholder’s loan	1,308	907

For additional information please refer to Note 3.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

(i) During November 2020 the Company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”), which note shall be convertible into shares of the Company’s common stock at a rate equal to $0.1 per share.

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

In additiona, on December 28, 2020, the Company disclosed on a current report on Form 8-K that VeganNation previously entered into a non-binding Letter of Intent (the “LOI”) to acquire a vegan industry company located in the United States (the “Target”) and that VeganNation had assigned the LOI to the Company. As disclosed by the Company in its Current Report on Form 8-K filed on April 26, 2021, the Company and Target have terminated all discussions relating to the acquisition of the Target.

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

Our loss since inception is $240,003 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Results of Operations - Three Months Ended February 29, 2020, Compared to Three Months Ended February 29, 2019

For the three months ended February 29, 2020, we had no revenue and had general and administrative expenses of $24,400 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan of $1,308 resulting in a net loss of $25,708 as compared to interest expenses on loan of $907 for the three months ended February 29, 2019.

Liquidity and Capital Resources

As of February 29, 2020, the company had $Nil cash and our liabilities were $278,975, consisting primarily of Accounts payable and accrued expenses of $116,152 and Loans payable of $162,823. As of November 30, 2019, the company had $Nil cash and our liabilities were $274,867, consisting primarily of Accounts payable and accrued expenses of $113,352 and Loans payable of $161,515. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2021	By:	/s/ Isaac Thomas
Name: Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Yochai Ozeri
Yochai Ozeri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	attached hereto