Form 10-Q
period 2020-08-31
Sipup Corp
filed 2021-05-11
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in dollars)

	As of August 31, 2020	As of November 30, 2019
	(unaudited)
ASSETS
Current assets:
Prepaid Expenses and Other Assets	28,800	93,600
Total Current Assets	28,800	93,600

Total assets	$28,800	$93,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities and Accrued Expenses	125,752	113,352
Loan from stockholder	169,377	161,515

Total liabilities	295,129	274,867

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,044,000 shares issued and outstanding on August 31, 2020 and 18,000,000 shares issued and outstanding on November 30, 2019 respectively	24,044	24,044
Additional paid-in capital	64,631	64,631
Shareholder debt due to issuance of shares	(55,647)	(55,647)
Accumulated deficit	(299,357)	(214,295)

Total stockholders’ equity	(266,329)	(181,267)

Total liabilities and stockholders’ equity	$28,800	$93,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:

General and administrative expenses	26,400	24,400	77,200	24,400

Total operating expenses	26,400	24,400	77,200	24,400

Interest on shareholder’s loan	7,126	907	7,862	2,721
Net loss	$(33,526)	$(25,307)	$(85,062)	$(27,121)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	24,044,000	24,044,000	24,044,000	20,037,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Nine Months Ended August 31,
	2020	2019
Cash flows from operating activities:
Net loss for the period	$(85,062)	$(2,721)

Adjustments to reconcile net loss to net cash used in operating activities:

Interest on shareholder’s loan	7,862	2,721
Stock based compensation	64,800	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	12,400	-
Net cash provided by operating activities	-	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’DEFICIENCY

(In dollars)

	Common Stock				Shareholder
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	debt due to issuance of shares	Total Stockholders’ Deficiency
Balance at November 30, 2017	18,000,000	18,000	-	(152,473)		(134,473)
Loss for the year				(6,932)		(6,932)
Balance at November 30, 2018 (audited)	18,000,000	18,000	-	(159,405)	-	(141,405)
Effect of Reverse Capitalization	6,044,000	6,044	64,631			70,675
Shareholder debt due to issuance of shares					(55,647)	(55,647)
Loss for the period				(54,890)		(54,890)
Balance at November 30, 2019 (audited)	24,044,000	24,044	64,631	(214,295)	(55,647)	(181,267)
Loss for the period (unaudited)			-	(85,062)		(85,062)
Balance at August 31, 2020 (unaudited)	24,044,000	24,044	64,631	(299,357)	(55,647)	(266,329)

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2020, the Company has an accumulated deficit of $299,357 from operations. The Company has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended August 31, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended November 30, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE 3 – LOAN FROM STOCKHOLDER

	As of,
	August 31, 2020	November 30, 2019
Loan from shareholder (*)	$155,357	$147,495
Loan from related party (**)	14,020	14,020
	$169,377	$161,515

(*)	The loan is unsecured, bears annual 2.56% interest and has no repayment term. This loan is repayable on demand
(**)	The loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 4 – RELATED PARTY TRANSACTION

The following transactions were carried out with related parties:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
General and administrative expenses	21,600	-	64,800	-
Interest on shareholder’s loan	7,126	907	7,862	1,814

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

Our loss since inception is $299,357 related primarily to professional fees, officers' compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Results of Operations - Three Months Ended August 31, 2020, Compared to Three Months Ended August 31, 2019

For the three months ended August 31, 2020, we had no revenue and had general and administrative expenses of $26,400 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan of $7,126 resulting in a net loss of $33,526 as compared to general and administrative expenses of $24,400 interest expenses on loan of $907 for the three months ended August 31, 2019.

Results of Operations – Nine Months Ended August 31, 2020, Compared to Nine Months Ended August 31, 2019

For the nine months ended August 31, 2020, we had no revenue and had general and administrative expenses of $77,200 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan of $7,862 resulting in a net loss of $85,062 as compared to general and administrative expenses of $24,400 interest expenses on loan of $2,721 for the three months ended August 31, 2019.

Liquidity and Capital Resources

As of August 31, 2020, the company had $Nil cash and our liabilities were $295,129, consisting primarily of Accounts payable and accrued expenses of $125,752 and Loans payable of $169,377. As of November 30, 2019, the company had $Nil cash and our liabilities were $274,867, consisting primarily of Accounts payable and accrued expenses of $113,352 and Loans payable of $161,515. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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