Form 10-Q
period 2021-02-28
Sipup Corp
filed 2021-05-26
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

As of May 26, 2021, the registrant had outstanding 24,044,000 shares of common stock, par value $0.001 per share.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in dollars)

	As of February 28, 2021	As of November 30, 2020
	(unaudited)
ASSETS
Current assets:

Prepaid Expenses and Other Assets	-	7,200
Total Current Assets	-	7,200

Total assets	$-	$7,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities and Accrued Expenses	88,332	88,200
Convertible Note	29,825	-
Loan from stockholder	175,216	172,882

Total liabilities	293,373	261,082

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,044,000 shares issued and outstanding on February 28, 2021 and November 30, 2020 respectively	24,044	24,044
Additional paid-in capital	83,111	64,631
Shareholder debt due to issuance of shares	(23,283)	(55,647)
Accumulated deficit	(377,245)	(286,910)

Total stockholders’ deficit	(293,373)	(253,882)

Total liabilities and stockholders’ deficit	$-	$7,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended February 28,
	2021	2020
Revenues	$-	$-

Operating expenses:

General and administrative expenses	84,500	24,400

Total operating expenses	84,500	24,400

Interest expense, net	5,835	1,308

Net loss	$(90,335)	$(25,708)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	24,044,000	24,044,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Three Months Ended February 28,
	2021	2020
Cash flows from operating activities:
Net loss for the period	$(90,335)	$(25,708)

Adjustments to reconcile net loss to net cash used in operating activities:
Financial expenses related to convertible loan	3,305	-
Interest on shareholder’s loan	2,334	1,308
Stock based compensation	7,200	21,600
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	132	2,800
Net cash provided by (used in) operating activities	(77,364)	-

Cash flows from financing activities:

Proceeds from convertible note	45,000
Decrease in shareholder debt for issuance of shares	32,364	-
Net cash provided by financing activities	77,364	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Non cash transactions:
Benefit component of convertible note	18,480	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’DEFICT

(In dollars)

	Common Stock				Shareholder
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	debt due to issuance of shares	Total Stockholders’ Deficit

Balance at November 30, 2019	24,044,000	24,044	64,631	(214,295)	(55,647)	(181,267)
Loss for the period (unaudited)				(25,708)		(25,708)
Balance at February 29, 2020 (unaudited)	24,044,000	24,044	64,631	(240,003)	(55,647)	(206,975)

Balance at November 30, 2020	24,044,000	24,044	64,631	(286,910)	(55,647)	(253,882)
Shareholder debt due to issuance of shares					32,364	32,364
Beneficial conversion feature related to convertible loan			18,480			18,480
Loss for the period				(90,335)		(90,335)
Balance at February 28, 2021 (unaudited)	24,044,000	24,044	83,111	(377,245)	(23,283)	(293,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

Sipup Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. For additional information see below and note 5 - subsequent events.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2021, the Company has an accumulated deficit of $377,245 from operations. The Company has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2021.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended February 28, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended November 30, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report published on the SEC’s website, for the year ended November 30, 2020.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions and convertible note.

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

NOTE 3 – CONVERTIBLE LOANS

During December 2020 the company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”). The Note is repayable upon the earlier of December 15, 2021 or the closing of the Stock Exchange Agreement with VeganNation. The Note is convertible into shares of the Company’s common stock at a rate equal to $0.10 per share. During the three months ended February 28, 2021 the company received $45,000 out of $50,000.

NOTE 3 – CONVERTIBLE LOANS (continue)

The Conversion was estimated using the Black-Scholes option pricing model. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

Q1 2021
Dividend yield	-
Risk-free interest rate	4.5%
Expected term (years)	0.95
Volatility	315.6%
Share price	0.45
Exercise price	0.10
Fair value of beneficial component	18,480

NOTE 4 – LOAN FROM STOCKHOLDER

	As of,
	February 28, 2021	November 30, 2020
Loan from shareholder (*)	$161,196	$158,862
Loan from related party (**)	14,020	14,020
	$175,216	$172,882

(*)	The loan is unsecured, bears annual 2.56% interest and has no repayment term. This loan is repayable on demand
(**)	The loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 5 – RELATED PARTY TRANSACTION

The following transactions were carried out with related parties:

	Three Months Ended February 28,
	2021	2020
General and administrative expenses	7,200	21,600
Interest on shareholder’s loan	2,334	1,308
convertible note	29,825	-

For additional information please refer to Notes 3 & 4.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

(i) On April 25, 2021, 2020, the Company entered into a Stock Exchange Agreement with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation pursuant to which VeganNation would become a wholly owned subsidiary of the Company, and the shareholders of VeganNation would receive an aggregate of 23,562,240 shares of common stock of the Company. The transaction is subject to customary closing conditions.

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

Our loss since inception is $377,245 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies. We have not meaningfully commenced our proposed business operations and will not do so until after receiving sufficient financing.

Results of Operations - Three Months Ended February 28, 2021, Compared to Three Months Ended February 29, 2020

For the three months ended February 28, 2021, we had no revenue and had general and administrative expenses of $84,500 comprised of Professional fees and filings fees. In addition, we recorded interest expenses of $5,835 resulting in a net loss of $90,335 as compared to $24,400 as general and administrative expenses and interest expenses on loan of $1,308 for the three months ended February 28, 2020.

Liquidity and Capital Resources

As of February 28, 2021, the company had $Nil cash and our liabilities were $293,373, consisting primarily of Accounts payable and accrued expenses of $88,332 and Loans payable of $175,216 and convertible note of $29,825. As of November 30, 2020, the company had $Nil cash and our liabilities were $261,082, consisting primarily of Accounts payable and accrued expenses of $88,200 and Loans payable of $172,882. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 26, 2021	By:	/s/ Isaac Thomas
Name: Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: May 26, 2021	By:	/s/ Yochai Ozeri
Yochai Ozeri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	attached hereto