Form 10-Q
period 2021-05-31
Sipup Corp
filed 2021-09-24
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of September 23, 2021, the registrant had outstanding 24,044,000 shares of common stock, par value $0.001 per share.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in dollars)

	As of May 31, 2021	As of November 30, 2020
	(unaudited)
ASSETS
Current assets:

Other currents assets	47,958	7,200

Restricted Cash (Note 1)	1,231,511	—
Total Current Assets	1,279,469	7,200

Total assets	$1,279,469	$7,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities and Accrued Expenses	98,618	88,200
Convertible Note	34,639	—
Loans from investors (Note 1)	1,151,522	—
Loan from stockholder	177,539	172,882

Total liabilities	1,462,318	261,082

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,044,000 shares issued and outstanding on May 31, 2021, and November 30, 2020 respectively	24,044	24,044
Additional paid-in capital	83,111	64,631
Receipt on accounts of share	127,947	—
Shareholder debt due to issuance of shares	-	(55,647)
Accumulated deficit	(417,951)	(286,910)

Total stockholders’ deficit	(182,849)	(253,882)

Total liabilities and stockholders’ deficit	$1,279,469	$7,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in dollars, except share and per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross Margin	-	-	-	-

General and administrative expenses	(33,579)	(26,400)	(118,079)	(50,800)

Finance and Interest (expense) income, net	(7,127)	572	(12,962)	(736)

Total operating loss	(40,706)	(25,828)	(131,041)	(51,536)

Net loss	$(40,706)	$(25,828)	$(131,041)	$(51,536)

Net loss per share – basic and diluted attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	24,044,000	24,044,000	24,044,000	24,044,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in dollars)

	Six Months Ended May 31,
	2021	2020
Cash flows from operating activities:
Net loss for the period	$(131,041)	$(51,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Financial expenses related to convertible loan	8,119	-
Interest on shareholder’s loan	4,657	736
Stock based compensation	7,200	43,200
Changes in operating assets and liabilities:
Increase in current liabilities and accrued expenses	10,418	7,600
Net cash provided by (used in) operating activities	100,647	-

Cash flows from investing activities:
Related party	(47,958)
Restricted fund	(1,231,511)	-
Net cash used in provided by investing activities	(1,279,469)	-

Cash flows from financing activities:
Proceeds from Privat Placement investment	1,279,469	-
Proceeds from convertible note	45,000	-
Decrease in shareholder debt for issuance of shares	55,647	-
Net cash provided by financing activities	1,380,116	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Non cash transactions:
Benefit component of convertible note	18,480	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICT

(In dollars)

	Common Stock					Shareholder
	Number of		Additional	Receipt		debt due to	Total
	Outstanding		Paid-in	on accounts	Accumulated	issuance	Stockholders’
	Shares	Amount	Capital	of shares	Deficit	of shares	Deficit
Balance at November 30, 2019	24,044,000	24,044	64,631	-	(214,295)	(55,647)	(181,267)
Loss for the period (unaudited)					(51,536)		(51,536)
Balance at May 31, 2020 (unaudited)	24,044,000	24,044	64,631	-	(265,831)	(55,647)	(232,803)

Balance at November 30, 2020	24,044,000	24,044	64,631	-	(286,910)	(55,647)	(253,882)
Shareholder debt due to issuance of shares						55,647	55,647
Beneficial conversion feature related to convertible loan			18,480				18,480

Receipt on accounts of share				127,947			127,947
Loss for the period					(131,041)		(131,041)
Balance at May 31, 2021 (unaudited)	24,044,000	24,044	83,111	127,947	(417,951)	-	(182,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

Sipup Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. For additional information see below and note 5 - subsequent events.

 On April 25, 2021, the Company entered into a Stock Exchange Agreement with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation pursuant to which VeganNation would become a wholly owned subsidiary of the Company. The transaction is subject to customary closing conditions.

VeganNation is, a leading global plant-based company building an all-encompassing conscious consumer ecosystem, connecting and empowering plant-based and sustainable businesses and individuals. Management of the Company believes that the growth of sustainable and plant-based consumer goods presents a unique opportunity to participate in the fastest growing lifestyle globally.

In connection with the proposed transaction, the VeganNation stockholders are expected to receive comomn stock of Sipup that will be equal to approximately 50% of the issued and outstanding common stock of the Company at the closing of the proposed merger, on a fully diluted basis.

In connection with the anticipated closing of the Share Exchange Agreement with VeganNation in April 2021, the Company commenced a private placement to accredited and offshore investors of units of the Company securities (the “2021 Private Placement”) whereby each unit comprised of (i) one share of Common Stock of the Company at a per share purchase price of $0.35, (ii) a common stock purchase warrant for an additional share of Common Stock exercisable over a one (1) year period at a per share exercise price of $1.00 (the “Series A Warrant”) and (iii) a common stock purchase warrant for an additional share of Common Stock exercisable over a two year period at a per share exercise price of $1.50 (the “Series B Warrant”; together with the Series A Warrants, collectively, the “Warrants”). Through the date hereof, the Company received, in a third party escrow account. $1,279,469 pending the closing of the Share Exchange Agreement. The investors have agreed that pending the closing of the Share Exchange Agreement with VeganNation, the Company is authorized to utilize up to 10% of the amount in escrow to cover operating costs and costs related to the closing of the Share Exchange Agreement. As of May 31, 2021 the Company utilized $47,958 from proceeds of the 2021 Private Placement.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2021, the Company has an accumulated deficit of $417,951 from operations. The Company has earned insufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2021.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the GAAP and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended May 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended November 30, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE 3 – CONVERTIBLE LOANS

During December 2020 the company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”). The Note is repayable upon the earlier of December 15, 2021 or the closing of the Stock Exchange Agreement with VeganNation. The Note is convertible into shares of the Company’s common stock at a rate equal to $0.10 per share. During the six months ended May 31, 2021 the company received $50,000 representing the full amount of advance payment.

The Conversion was estimated using the Black-Scholes option pricing model. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

H1 2021
Dividend yield	-
Risk-free interest rate	4.5%
Expected term (years)	0.95
Volatility	315.6%
Share price	0.45
Exercise price	0.10
Fair value of beneficial component	18,480

NOTE 4 – LOAN FROM STOCKHOLDER

	As of,
	May 31, 2021	November 30, 2020
Loan from shareholder (*)	$163,519	$158,862
Loan from related party (**)	14,020	14,020
	$177,539	$172,882

(*)	The loan is unsecured, bears annual 2.56% interest and has no repayment term.

(**)	The loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 5 – RELATED PARTY TRANSACTION

The following transactions were carried out with related parties:

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
General and administrative expenses	-	21,600	7,200	43,200
Interest on shareholder’s loan	2,323	(572)	4,668	736

For additional information please refer to Notes 1, 3 & 4.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

(i) on September 23, 2021, the Company and former equity owner of Enlightened Ltd. the Company’s subsidiary, entered into an agreement whereby the Company agreed to cover the repayment of a loan owed by Enlightened to Israel Discount Bank in the principal amount of 250,000 NIS (approximately $78,000 as of the date of this report). The loan bears interest at an annual rate of 4.9% with a maturity date of 10 years. In addition, the Company agreed to remit to the former owner $125,000 from the proceeds of any capital raise that the Company completes subsequent to the 2021 Private Placement.

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

Our loss since inception is $417,951 related primarily to professional fees, officers’ compensation, and the incorporation of the Company, bank charges and office supplies.

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

In connection with the proposed transaction, the VeganNation stockholders are expected to receive common stock of Sipup that will be equal to approximately 50% of the issued and outstanding common stock of the Company at the closing of the proposed merger, on a fully diluted basis.

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

Results of Operations - Three Months Ended May 31, 2021, Compared to Three Months Ended May 31, 2020

General and administrative expenses - For the three months ended May 31, 2021, we had general and administrative expenses of $33,579 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan and bank charges and fees of $7,127 resulting in a net operating loss of $40,706 as compared to $26,400 as general and administrative expenses and interest income of $572 for the three months ended May 31, 2020.

Results of Operations - Six Months Ended May 31, 2021, Compared to Six Months Ended May 31, 2020

General and administrative expenses - For the six months ended May 31, 2021, we had general and administrative expenses of $118,079 comprised of Professional fees and filings fees. In addition, we recorded interest expenses on loan and bank charges and fees of $12,962 resulting in a net operating loss of $131,041 as compared to $50,800 as general and administrative expenses and interest expenses on loan of $736 for the three months ended May 31, 2020.

Liquidity and Capital Resources

As of May 31, 2021, the company had $0 as cash at banks, restricted cash in escrow of $1,231,511 and other asset of $47,958. Our liabilities were $1,462,318, consisting primarily of Accounts payable and accrued expenses of $98,618, Loans of $177,539, convertible note of $34,693 and a warranty to our shareholders of $1,151,522. As of November 30, 2020, the company had $Nil cash and our liabilities were $261,082, consisting primarily of Accounts payable and accrued expenses of $88,200 and Loans payable of $172,882. The available capital reserves of the Company are not sufficient for the Company to remain operational.

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 24, 2021	By:	/s/ Isaac Thomas
	Name:	Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: September 24, 2021	By:	/s/ Yochai Ozeri
Yochai Ozeri
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	attached hereto