Form 10-Q
period 2021-09-30
Sipup Corp
filed 2021-11-22
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-185408

SIPUP CORPORATION

(Exact Name of Registrant as Specified in its Charter)

99-0382107	Nevada
(I.R.S. Employer Identification Number)	(State or other jurisdiction of incorporation or organization)

4614001	Hamenofim 10, Herzelia, Israel
(Zip Code)	(Address of principal executive offices)

1-305-999-5232

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which registered	Trading symbols(s)	Title of each class
N/A	N/A	N/A

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

☐ Accelerated filer	☐ Large accelerated filer
☒ Smaller reporting company	☐ Non-accelerated filer
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 22, 2021, the registrant had outstanding 70,201,880 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

1	Item 1. Condensed Consolidated Financial Statements
16	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
20	Item 3. Quantitative and Qualitative Disclosures about Market Risk
20	Item 4. Controls and Procedures

PART II - OTHER INFORMATION

21	Item 1. Legal Proceedings
21	Item 1A. Risk Factors
21	Item 6. Exhibits

22	SIGNATURES

23	EXHIBIT INDEX

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	1,461,304	206
Receivables from sales of Green Tokens (Note 1C)	1,041,822	1,064,622
Other current assets (Note 3)	19,702	118,892
Total Current assets	2,522,828	1,183,720

Property and Equipment, Net	4,192	4,375

Total assets	2,527,020	1,188,095

Liabilities and Shareholders’ Deficit
Current Liabilities
Short term loans from bank	77,954	-
Short term loans	494,045	506,369
Accounts payable	230,691	2,400
Obligations to issue Green Tokens (Note 1C)	945,849	891,424
Convertible Note	41,023	-
Loan from stockholder	101,890	-
Other current liabilities	1,719,726	1,064,239
Total current liabilities	3,611,176	2,464,432

Liability for employee rights upon retirement	24,528	36,934

Total liabilities	3,635,704	2,501,366

Stockholders’ Deficit (Note 3)
Common stock of US$ 0.001 par value each (“Common Stock”): 75,000,000 shares authorized as of September 30, 2021 and December 31, 2020; issued and outstanding 65,106,240 and 39,232,570 shares as of September 30, 2021 and December 31, 2020, respectively.	65,106	39,232
Additional paid-in capital	(106,486)	(39,205)
Proceeds on account of shares	1,778,783	238,362
Accumulated deficit	(2,856,087)	(1,551,660)
Total stockholders’ Deficit	(1,108,684)	(1,313,271)
Total liabilities and stockholders’ Deficit	2,527,020	1,188,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	65,160	161,582	-	56,604

Operating Expenses:
Research and development expenses	219,764	29,459	205,659	37
Selling and marketing expenses	287,317	22,411	255,853	-
General and administrative expenses	826,861	502,091	530,877	102,265
Operating loss	1,268,782	392,379	992,389	45,698
Financing expenses (income), net	35,645	59,488	20,082	(20,282)
Net loss	1,304,427	451,867	1,012,471	25,416

Loss per share (basic and diluted)	(0.03)	(0.01)	(0.03)	(0.00)

Basic and diluted weighted average number of shares of common stock outstanding (1)	39,232,570	39,232,570	39,232,570	39,232,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in dollars)

	Nine months ended
	September 30
	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,304,427)	(451,867)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	1,824	1,851
Decrease (increase) in receivables from sales of digital tokens	22,800	19,947
Increase (decrease) in obligations to issue digital tokens	54,425	(29,627)
Interest on loans	-	-
Increase (decrease) in liability for employee rights upon retirement	(12,406)	150
Decrease in other current assets	99,190	63,135
Increase in accounts payable	103,290	2,243
Increase in other accounts payable	565,118	270,595
Net cash used in operating activities	(470,186)	(123,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of property and equipment	(1,641)	-
Net cash used in financing activities	(1,641)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short term loans	6,579	(8,702)
Proceeds on account of shares	1,926,346	132,362
Net cash provided by financing activities	1,932,925	123,660

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,461,098	87

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	206	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	1,461,304	87

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	4,601	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

CONDENSED CONSOLIDATED STATEME NTS OF CHANGES IN SHAREHOLDERS’ DEFICT

(In dollars)

	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Accumulated deficit	Total stockholders’ deficit
BALANCE AT JANUARY 1, 2021	39,232,570	39,232	(39,205)	238,362	(1,551,660)	(1,313,271)

CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2021:
Proceeds on account of shares	-	-	-	47,563	-	47,563
Comprehensive loss for the period	-	-	-	-	(104,070)	(104,070)
BALANCE AT MARCH 31, 2021 (Unaudited)	39,232,570	39,232	(39,205)	285,925	(1,655,730)	(1,369,778)

CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2021:
Proceeds on account of shares	-	-	-	90,000	-	90,000
Comprehensive loss for the period	-	-	-	-	(187,886)	(187,886)
BALANCE AT JUNE 30, 2021 (Unaudited)	39,232,570	39,232	(39,205)	375,925	(1,843,616)	(1,467,664)

CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2021:
Proceeds on account of shares	-	-	-	1,788,783	-	1,788,783
Effect of reverse capitalization	24,044,000	24,044	(441,376)	-	-	(417,332)
Issuance of shares	1,829,670	1,830	374,095	(375,925)		-
Comprehensive loss for the period					(1,012,471)	(1,012,471)
BALANCE AT SEPTEMBER 30, 2021 (Unaudited)	65,106,240	65,106	(106,486)	1,788,783	(2,856,087)	(1,108,684)

	Number of Shares	Amount	Additional paid-in capital	Proceeds on account of shares	Accumulated deficit	Total stockholders’ deficit
BALANCE AT JANUARY 1, 2020	39,232,570	39,232	(39,205)	106,000	(859,230)	(753,203)

CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2020:
Proceeds on account of shares	-	-	-	96,362	-	96,362
Comprehensive loss for the period	-	-	-	-	(393,265)	(393,265)
BALANCE AT MARCH 31, 2020 (Unaudited)	39,232,570	39,232	(39,205)	202,362	(1,252,495)	(1,050,106)

CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2020:
Proceeds on account of shares	-	-	-	27,000	-	27,000
Comprehensive loss for the period	-	-	-	-	(33,186)	(33,186)
BALANCE AT JUNE 30, 2020 (Unaudited)	39,232,570	39,232	(39,205)	229,362	(1,285,681)	(1,056,292)

CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2020:
Proceeds on account of shares	-	-	-	9,000	-	9,000
Comprehensive loss for the period	-	-	-	-	(25,416)	(25,416)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	39,232,570	39,232	(39,205)	238,362	(1,311,097)	(1,072,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 1 – GENERAL

A.	Operations

Sipup Corporation Inc. (the “Company” or “Sipup”) is a Nevada Corporation incorporated on October 31, 2012.

On April 25, 2021, the Company entered into a Stock Exchange Agreement (the “Agreement”) with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation pursuant to which VeganNation would become a wholly owned subsidiary of the Company. The transaction closed on September 30,. 2021. See B below.

VeganNation wholly-owns, VeganNation Finance Services, Ltd. (the “VNFS”), a company organized under the laws of the State of United Kingdom. VeganNation and VNFS together the “Group”.

The intellectual property is developed by the Company and the technology related to the GreenCoin has been licensed to VNFS under a cost-plus arrangement.

The group is a global B2B2C (i.e., business-to-business-to-consumer) business that operates a proprietary platform (the “Platform”) which intends to establish both a directory and marketplace connecting conscious consumers, businesses and organizations. The Group’s Platform is designed to empower individuals, businesses and organizations that wish to transact business within the confines of a sustainable online marketplace (the “Marketplace”) committed to making plant-based products and offerings affordable, and globally accessible.

In addition to the foregoing, the Group envisions making its Platform a highly sought-after resource for the global plant-based community by continually disseminating content and educational materials, while facilitating meet-up opportunities, either virtually or in person.

Appreciating the criticality of integrity and transparency within the global sustainable plant-based community, the Company seeks to develop a unique decentralized approval system by employing smart contracts where vegans will have the opportunity to validate the authenticity of a vegan-friendly product manufacturer or establishment.

Finally, all transactions within the Platform may be settled using either fiat or VeganNation’s Green Token, a cryptocurrency specifically designed for users of the Platform issued by VNFS.

B.	Share Exchange Agreement

The Share Exchange Agreement closed on September 30, 2021. At the closing, pursuant to the Agreement, Sipup will issue an aggregate of 41,062,240 shares of Common Stock to the VeganNation shareholders in exchange for 100 Ordinary Shares, par value NIS 1.00 per share, of VeganNation, constituting 100% of the issued and outstanding shares of VeganNation, resulting in VeganNation becoming a wholly-owned subsidiary of Sipup.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 1 – GENERAL (continue)

In connection with the anticipated closing of the Share Exchange Agreement with VeganNation, in April 2021, the Company commenced a private placement to accredited and offshore investors of units of the Company securities (the “2021 Private Placement”) whereby each unit comprised of (i) one share of Common Stock of the Company at a per share purchase price of $0.35, (ii) a common stock purchase warrant for an additional share of Common Stock exercisable over a one (1) year period at a per share exercise price of $1.00 (the “Series A Warrant”) and (iii) a common stock purchase warrant for an additional share of Common Stock exercisable over a two year period at a per share exercise price of $1.50 (the “Series B Warrant”; together with the Series A Warrants, collectively, the “Warrants”). Through the end of the reporting period, the Company received, in a third party escrow account, approximately $1,788,783 pending the closing of the Share Exchange Agreement. The investors have agreed that pending the closing of the Share Exchange Agreement with VeganNation, the Company is authorized to utilize up to 10% of the amount in escrow to cover operating costs and costs related to the closing of the Share Exchange Agreement. As of September 30, 2021 the Company utilized $329,791 from proceeds of the 2021 Private Placement. Following the closing of the Share Exchange Agreement on September 30, 2021, aggregate gross proceeds of approximately $1,788,783 were released to the Company from the 2021 Private Placement. In connection therewith, the Company issued to the 2021 Private Placement investors an aggregate of 5,095,640 shares of Common Stock and Series A and Series B Warrants, in each case for the purchase of up to an additional 5,095,640 shares of Common Stock.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, VeganNation was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) VeganNation’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) VeganNation designated a majority of the members of the initial board of directors of the combined company, and (iii) VeganNation’s senior management holds all key positions in the senior management of the combined company. As a result of the Recapitalization Transaction, the shareholders of VeganNation received the largest ownership interest in the Company, and VeganNation was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of Sipup were replaced with the historical financial statements of VeganNation. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 1 – GENERAL (continue)

C.	Early Contribution Agreements

Between 2018 and June 30,2021, the Group entered into several Early Contribution Agreements (each, an “ECA”) with purchasers of its Green Token. During the years ended December 31, 2020 and nine months ended September 30, 2021, the Group received contributions in the aggregated amounts of $53,206 and $54,350, respectively (collectively, the “Contributions”). In consideration for the Contributions received by VFNS from purchasers under the ECAs, VFNS issued such purchasers the following aggregate Green Tokens: (i) 17,972,120 Green Tokens, 360,400 Green Tokens and 502,457 Green Tokens, reflecting the numbers of virtual Ethereum blockchain smart contract protocol (the “Green Tokens” or “VeganCoin”) based the Contributions received divided by the product of the highest purchase price for the Green Token at the time of sale (the “Token Generation Event”) multiplied by the discount rate as signed in the ECA’s. As of September 30, 2021, the Company had $1,041,822 of receivables from sales of digital tokens under ECA agreements from which contributions have not been collected. In addition, as of September 30, 2021, the Company received contributions amounting to $945,849, to which the Company is committed to issue Green Tokens.

The Company committed to using the Contributions for the following purposes: preliminary funding of the Green Token generation event, research and development, coding, execution and launch of the Company’s Platform, other operational and day-to-day activities carried out by the Company.

As agreed in the ECA’s, each token is subject to a lock-up period and are released: (i) 20% to be released upon the Token Generation Event and (ii) the remaining on a quarterly basis. As of September 30, 2021, the Token Generation Event has not been reached, therefore all Green Tokens issued are subject to lock-up.

Based on the above, the Company has determined that the issuance of Green Tokens in the ECA represented an implied obligation to perform research and development services, and therefore, has accounted for the proceeds received in the various ECAs in accordance with ASC 730-20, Research and Development Arrangements. Pursuant to ASC 730-20, all proceeds received from the ECAs are recorded as deferred revenues. Due to the difficulty at the time of the ECA in estimating the timing and success of outcome of the development of the Platform, all development costs were expensed as incurred.

Deferred revenues are recognized as income over the period of development in an amount equal to the operational expenditures incurred by the Company with no profit margin (net 0), which treatment shall remain until the completion of the expected development. As of September 30, 2021 the development of the Platform is neither complete nor fully functioning.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 1 – GENERAL (continue)

D.	COVID-19

In late 2019, a novel strain of COVID-19, also known as Coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has since spread to Israel and the United States, and infections were reported globally. Many countries around the world, including in Israel, had significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures resulted in work stoppages and other disruptions. The extent to which the coronavirus impacts our operations is very minimal. The pandemic has adversely affected the global economy, and although multiple vaccines have been approved and released globally, the continued spread of the Coronavirus globally continues to create uncertainty and instability across many regions. The extent to which the Coronavirus has impacted the Company’s operations to date is relatively minimal, though the ongoing pandemic may have a material adverse impact on the Company’s operations and workforce, including its ability to raise additional capital, which in turn could have a material adverse impact on the Company’s business, financial condition and results of operation

E.	Going Concern

Since inception, the Company has devoted substantially all its efforts to research and development. The Company is still in its development stage and the extent of the Company’s future operating losses and the timing of becoming income able, if ever, are uncertain. As of September 30, 2021 the Company had $1,461,304 in cash and cash equivalents, 1,304,427 net loss and accumulated deficit of 2,856,087.

The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs required to meet Company’s undertaking to develop and market its Platform , primarily through the sale of additional Common Stock or other equity securities and/or debt financing and/or sales of its Green Tokens. Funds from these sources may not be available to the Group on acceptable terms, if at all, and the Company cannot give assurance that it will be successful in securing such additional capital.

These conditions raise substantial doubt about the Company’s ability to continue to operate as a “going concern.” The Company’s ability to continue operating as a going concern is dependent on several factors, among them is the ability to raise sufficient additional funding.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F.	Risk factors

The Company face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Company’s products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Company’s future results.  In addition, the Company expects to continue incurring significant operating costs and losses in connection with the development of its products and marketing efforts. The Company has not yet generated cash from its operations to fund its activities and its undertaking to develop and market its Platform, and therefore the continuance of its activities as a going concern depends on the receipt of additional funding from its current stockholders and investors or from third parties.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine and three months ended September 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Current Report on Form 8-K filed on October 6, 2021 with the Securities and Exchange Commission relating to the Agreement.

B.	Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of the company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company is not involved with variable interest entities.

C.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements includes the valuation of Green Token issued for service providers.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

D.	Functional currency

A substantial portion of the Company’s financing activities, including equity transactions and cash investments, are incurred in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

A subsidiary’s functional currency is the currency of the primary economic environment in which the subsidiary operates; normally, that is the currency of the environment in which a subsidiary primarily generates and expends cash.

In making the determination of the appropriate functional currency for a subsidiary, the Company considers cash flow indicators, local market indicators, financing indicators and the subsidiary’s relationship with both the parent company and other subsidiaries. For subsidiary that are primarily a direct and integral component or extension of the parent entity’s operations, the U.S. dollar is the functional currency.

The Company has determined the functional currency of its foreign subsidiary is the U.S. dollar. The foreign operation is considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of the foreign subsidiary are dependent on the economic environment of the U.S. dollar. Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with Statement of the Accounting Standard Codification (“ACS”) No. 830 “Foreign Currency Matters” (“ASC No. 830”). All transaction gains and losses of the re- measured monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

E.	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

With respect to the Cash and Cash Equivalents, the concentration and minimization of credit risk is facilitated by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation.

F.	Receivables and Allowance for Doubtful Accounts

Receivables are recorded at the owed amount, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its receivables and adjusts credit limits based upon payment history and the customer’s current credit worthiness; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

G.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.
2.	Rates of depreciation:

%

Furniture and office equipment	7-15
Computers	33

H.	Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company is subject to concentration of credit risk with respect to their cash and cash equivalents, which the Company attempts to minimize by maintaining cash and cash equivalents with institutions of sound financial quality. At times, cash balances may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the funds are held. The Company has no financial instruments with off-balance sheet risk of loss.

I.	Impairment of Long-term Assets

The Company evaluates the recoverability of tangible and intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

J.	Revenue Recognition

The Company has determined that the issuance of Green Tokens in the ECA represented an implied obligation to perform (i) research and development services, (ii) sales and marketing activities, and (iii) general and administration activities, and therefore accounts for the proceeds received in the ECA in accordance with ASC 730-20, “Research and Development Arrangements.” At the time of, and in conjunction with the Green Token issuances, the Company’s undertook to develop and market its Platform. Due to the significant hurdles in developing the Platform, all of the Company’s development costs were expensed. Pursuant to ASC 730-20, all proceeds received from the ECA are recorded as deferred revenues.

Issuances of Green Tokens for services are initially recorded as deferred revenues and are recorded to revenues at zero margin based on the related services which are calculated on an accrual basis based on the service period.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

K.	Accrued Post-Employment Benefit

Company’s liability for employee rights upon retirement with respect to its Israeli employees is calculated, pursuant to Israeli severance pay law, based on the most recent salary of each employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof.

L.	Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

M.	Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continue)

N.	Fair Value of Financial Instruments

The Company measures and discloses the fair value of financial assets and liabilities in accordance with ASC Topic 820, “Fair Value Measurement.” Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data are available.

O.	Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the period presented.

P.	Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”).  The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.  The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted.  The guidance must be adopted as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 3 – SHAREHOLDERS’ EQUITY

Common stock:

On May 10, 2019 VeganNation entered into a Share Purchase Agreement with an investor pursuant to which VeganNation agreed to issue the investor 349,192 VeganNation ordinary shares, representing 1% of VeganNation’s equity as of such date on a fully diluted basis for total consideration of $60,000 of which the investors provided VeganNation with approximately $56,000. The shares were exchanged as part of the Agreement with the Company as described above.

On November 25, 2019 VeganNation agreed to issue 115,233 ordinary shares for total consideration of $50,000. The shares were exchanged as part of the Agreement as described above.

On January 15, 2020 VeganNation entered into a Share Purchase Agreement with an investor pursuant to which VeganNation agreed to issue the investor 780,140 ordinary shares of the Company, representing 2% of |VeganNation’ss equity as of such date on a fully diluted basis for total consideration of $150,000 of which the investors provided VeganNation with approximately $143,925. The shares were exchanged as part of the Agreement as described above.

On June 30, 2020 VeganNation entered into a letter of understanding with an investor pursuant to which VeganNation agreed to issue to the investor 195,035 ordinary shares of representing 0.5% of VeganNation’s equity as of such date for total consideration of $36,000. The shares were exchanged as part of the Agreement as described above.

On April 20, 2021 VeganNation entered into a Share Purchase Agreement with an investor pursuant to which the Company agreed to issue the investor 390,070 ordinary shares, representing 1% of |VeganNation’s equity as of such date on a fully diluted basis as well as 500,000 Green Tokens for total consideration of $200,000. VeganNation valued the Green Tokens at a price of $0.22 per Green Token and allocated $110,000 of the purchase price to the value of the Green Tokens and the remaining $90,000 to equity. The shares were exchanged as part of the Agreement as described above.

As detailed in note 1 above, On September 30, 2021, the Company completed the Share Exchange Agreement. Pursuant to the Agreement, Sipup will issue an aggregate of 41,062,240 shares of Common Stock to the former VeganNation shareholders in exchange for 100 Ordinary Shares, par value NIS 1.00 per share, of VeganNation, constituting 100% of the issued and outstanding shares of VeganNation, resulting in VeganNation becoming a wholly-owned subsidiary of Sipup.

NOTE 4 – INCOME TAXES

The VeganNation records income tax expense related to profits realized in Israel, and realized by its subsidiary in the United Kingdom.

The VeganNation tax accounts are based on enacted legislation in effect as of the year end in accordance with GAAP and do not include any potential effects of proposed legislation that has yet to be enacted. Such proposals may have a significant effect of taxes due in the future.

Income of the Israeli company is taxable from 2018 onwards, at corporate tax rate of 23%.

The Company and subsidiaries has not received final tax assessments since its inception.

SIPUP CORPORATION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30,		Three months ended September 30,		Year ended December 31
	2021	2020	2021	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses:
Payroll and related expenses	296,841	246,934	98,947	61,232	372,039
	296,841	246,934	98,947	61,232	372,039

B.	Balances with related parties:

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Other accounts liabilities	527,900	467,285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto of our wholly-owned subsidiary VeganNation Services Ltd. for the years ended December 31, 2020 and 2019 and the non-audited interim financial statements for the six months ended June 30, 2021 included in our Current Report on Form 8-K filed on October 6, 2021, with the Securities and Exchange Commission (the “SEC”) (the “Current Report 8-K”). This section of the Quarterly Report includes a number of forward-looking statements within the meaning of the private securities litigation reform act of 1995, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new products and services, reliance on external sources of financing, development risks for new products and brands, dependence on third party service providers, fluctuations in market demand and customer preferences, changes in government regulations, as well as general conditions of the industry, and other “Risk Factors” discussed in our Current Report in the Current Report Form 8-K and similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the SEC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results and the effects of the COVID-19 pandemic or any similar pandemic.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q as well as our other SEC filings.

Overview

Sipup Corporation was incorporated on October 31, 2012 under the laws of the State of Nevada for the purpose of producing, packing and selling flavored yogurts.

On April 25, 2021, the Company entered into a Stock Exchange Agreement with VeganNation Services Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation pursuant to which VeganNation would become a wholly owned subsidiary of the Company. The Stock Exchange Agreement closed on September 30, 2021. Pursuant to the Agreement, the Company will issue an aggregate of 41,062,240 shares of Common Stock to the VeganNation shareholders in exchange for 100 Ordinary Shares, par value NIS 1.00 per share, of VeganNation, constituting 100% of the issued and outstanding shares of VeganNation, resulting in VeganNation becoming a wholly-owned subsidiary of Sipup. The acquisition (the “Acquisition”) has been structured and accounted for as a reverse-merger and recapitalization.

VeganNation is a global B2B2C (i.e., business-to-business-to-consumer) business that is developing a platform (the “Platform”) which comprises both a directory and marketplace connecting conscious consumers, businesses and organizations. Our proprietary platform empowers individuals, businesses and organizations that all wish to carry out business within the confines of a sustainable online marketplace (the “Marketplace”), thereby establishing strong and long-standing connections between everything plant-based. This begins with our proprietary e-commerce platform, a B2C and B2B marketplace, designed to make the plant-based market more sustainable, affordable, and globally accessible.

In addition to the foregoing, the Company envisions making its Platform a highly sought-after resource for the global plant-based community by continually disseminating content and educational materials, while facilitating meet-up opportunities, either virtually or in person.

Appreciating the criticality of integrity and transparency within the global sustainable plant-based community, the Company seeks to develop a unique decentralized approval system by employing smart contracts where vegans will have the opportunity to validate the authenticity of a vegan-friendly product manufacturer or establishment.

Principally, the VeganNation ecosystem is being designed to offer various kinds of participants, including consumers, merchants and suppliers, an environment facilitating the sale of products and services which comply with plant-based principles such as plant-based groceries, fresh produce, fashion or manufactured goods. In addition, the Platform will also facilitate the distribution of content relevant to the plant-based community and provide opportunities for participants to collaborate and meet up, either virtually or in person.

Technologically, VeganNation has continued to advance where it is iteratively building the next generation of a global, sustainable and social shopping experience via the Marketplace. The Marketplace seeks to deliver a cutting-edge user shopping experience that features products ranging from fresh produce and plant-based burgers, to fashion and home goods.

Private Placement

In connection with the anticipated closing of the Acquisition, in April 2021, the Company commenced a private placement to accredited and offshore investors of the private placement of units of the Company securities (the “2021 Private Placement”) whereby each unit comprised of (i) one share of Common Stock of the Company at a per share purchase price of $0.35, (ii) a common stock purchase warrant for an additional share of Common Stock exercisable over a one (1) year period at a per share exercise price of $1.00 (the “Series A Warrant”) and (iii) a common stock purchase warrant for an additional share of Common Stock exercisable over a two year period at a per share exercise price of $1.50 (the “Series B Warrant”; together with the Series A Warrants, collectively, the “Warrants”).

Between April 2021 through the closing of the Acquisition, the Company raised aggregate gross proceeds of $1,129,975 and 2,112,795 NIS (approximately $677,000 as of the date of this report) from the 2021 Private Placement. In connection therewith, the Company issued to the 2021 Private Placement investors an aggregate of 5,095,640 shares of Common Stock and issued Series A and Series B Warrants, in each case for the purchase of up to an additional 5,095,640 shares of Common Stock.

Accounting Treatment of the Acquisition

The Acquisition has been structured and accounted for as a reverse-merger and recapitalization. VeganNation is the surviving entity for financial reporting purposes and Sipup is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Acquisition will be those of VeganNation and will be recorded at the historical cost basis of VeganNation, and the consolidated financial statements after completion of the Acquisition will include the assets and liabilities and results of operations of VeganNation through the closing date of the Acquisition as well as the assets, liabilities and results of operations of the Combined Company from and after the closing date of the Acquisition.

Results of Operations - Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Revenues- We had no revenues for the three months ended September 30, 2021 as compared to revenues of $56,604 for the three months ended September 30, 2020.

Research and Development- During the three months ended September 30, 2021, we research and development expenses of $205,659, compared to $37 research and development expenses for the three months ended September 30, 2020. The increase in our research and development expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly as a result of increase in professional services and salary and related expenses following our 2021 Private Placement and due to 2020 expenses which have been postponed due to COVID-19.

Selling and Marketing- During the three months ended September 30, 2021, we selling and marketing expenses of $255,853, compared to $0 research and development expenses for the three months ended September 30, 2020. The increase in our selling and marketing expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly as a result of increase in professional services and salary and related expenses following our 2021 Private Placement and due to 2020 expenses which have been postponed due to COVID-19.

General and administrative expenses - For the three months ended September 30, 2021, we had general and administrative expenses of $530,877 comprised of payroll and related expenses, professional fees, filings fees as compared to $102,265 as general and administrative expenses for the three months ended September 30, 2020. The increase in our general and administrative expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly as a result of increase in professional services and salary and related expenses and other costs associated with our Private Placement and due to 2020 expenses which have been postponed due to COVID-19.

Results of Operations - Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Revenues- During the nine months ended September 30, 2021 we had revenues of $65,160 as compared to revenues of $161,582 for the nine months ended September 30, 2020.

Research and Development- During the nine months ended September 30, 2021, we had research and development expenses of $219,764, compared to $29,459 research and development expenses for the nine months ended September 30, 2020. The increase in our research and development expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly as a result of increase in professional services and salary and related expenses following our 2021 Private Placement and due to 2020 expenses which have been postponed due to COVID-19.

Selling and Marketing- During the nine months ended September 30, 2021, we had selling and marketing expenses of $287,317, compared to $22,411 research and development expenses for the nine months ended September 30, 2020. The increase in our selling and marketing expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly as a result of increase in professional services and salary and related expenses following our 2021 Private Placement and due to 2020 expenses which have been postponed due to COVID-19.

General and administrative expenses - For the nine months ended September 30, 2021, we had general and administrative expenses of $826,861 comprised of payroll and related expenses, professional fees, filings fees as compared to $502,091 as general and administrative expenses for the nine months ended September 30, 2020. The increase in our general and administrative expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly as a result of increase in professional services and salary and related expenses towards our Share Exchange Agreement and due to 2020 expenses which have been postponed due to COVID-19.

Liquidity and Capital Resources

From inception and through the date of the Acquisition, we have funded our operations from a combination of loans and sales of equity instruments. Between April and September, 2021, we raised aggregate gross proceeds in the approximate amount of $1.8 million from the 2021 Private Placement.

As of September 30, 2021, the company had $1,461,000 as cash at banks and other asset of $1,062,000. Our current liabilities were $3,611,000, consisting primarily of Accounts payable and other current liabilities of $1,951,000, obligations to issue Green Tokens Loans of $946,000 and a short term loans of $494,000. As of December 31, 2020, the company had $0 cash and our liabilities were $2,464,000, consisting primarily of Accounts payable and accrued expenses of $1,067,000, obligations to issue Green Tokens Loans of $891,000 and Loans payable of $506,000. As we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years. The available capital reserves of the Company are not sufficient for the Company to remain operational.

At the closing of the 2021 Private Placement, we entered into a securities purchase agreement with certain accredited investors providing for the issuance and sale to such investors of an aggregate of 5,095,640 shares of our Common Stock and warrants for an additional 5,095,640 shares of our Common Stock, exercisable through April 2022, at a per share exercise price of $1.00 and warrants for an additional 5,095,640 shares of our Common Stock, exercisable through April 2023, at a per share exercise price of $1.50. After deducting for offering related expenses, the aggregate gross proceeds from the initial closing of the 2021 Private Placement were approximately $1.8 million.

Even after giving effect to the proceeds of the 2021 Private Placement, we will need to obtain additional funding in order to pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. Our requirements for additional capital during this period will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our development and engineering efforts related to the Platform;

●	the cost and timing of establishing sales and marketing capabilities;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Off-Balance Sheet Arrangements

None.

Contingencies

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

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

Under the supervision and with the participation of our management, including our principal executive officer and our financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our and principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms for the reasons set forth in our annual report on Form 10-K for the year ended December 31, 2020.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

During the quarter ended June 30, 2020, there were no material changes to the risk factors previously reported in our Current Report on Form 8-K filed on October 6, 2021.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

i. On November 16, 2021, the Board of Directors of the Company voted to change the Company’s fiscal year end to December 31st in order to align it with that of VeganNation.

ii. On November 22, 2021, Yochai Ozeri resigned as the Chief Financial Officer of the Company. Mr. Ozeri will continue to serve as a director. Mr. Ozeri’s departure is not due to a dispute or disagreement with the Company.

On November 22, 2021, Shlomo Zakai as Chief Financial Officer.

Mr. Zakai has served as chief financial officer of UAS Drone Corp. (OTC: USDR) since May 2020, as chief financial officer of Savefoods, Inc. from August 2017 to May 2021, as chief financial officer of Sonovia Ltd. from October 2014 to August 2020, and as chief financial officer of Todos Medical Ltd. from February 2017 to December 2017. Mr. Zakai has established Shlomo Zakai CPA in in 2004, an accounting firm providing a range of services to publicly traded and private companies. He also previously worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a senior manager and worked with technology companies publicly traded on Nasdaq and in Israel. Mr. Zakai holds a BA in Accounting from the College of Management in Rishon Le’Zion, Israel, and is a certified public accountant in Israel.

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

Date: November 22, 2021	By:	/s/ Isaac Thomas
	Name:	Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	attached hereto