Form 10-Q/A
period 2021-09-30
Sipup Corp
filed 2021-12-06
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No, 1

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

Explanatory Note

Sipup Corporation, a Nevada corporation, (the "Company"), is making this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (“Form 10-Q/A”) previously filed on November 22, 2021 (the “Original Filing”) to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Original Filing indicating that the Company was a shell company.  In checking the box on this Form 10-Q/A, the Company is certifying that as of September 30, 2021, the Company no longer a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  In addition, in this Form 10-Q/A the Company is indicating that it has filed all required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. No other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the filing date of the Filing, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way any other disclosures made in the Original Filing.

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

Date: December 6, 2021	By:	/s/ Isaac Thomas
	Name:	Isaac Thomas
Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2021	By:	/s/ Shlomo Zakai
Shlomo Zakai
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer (Principal Executive Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	attached hereto