Form 10-K
period 2021-11-30
Sipup Corp
filed 2023-03-31
CIK 1563227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021 or

☐ TRANSITION REPORT

For the transition period from ____________________to _________________________

Commission file number 333-185408

SIPUP CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	99-0382107
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2 Mitzpe, Shoham, Israel	6082102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 972-54-5774447

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 31, 2021 was $1,012,320.

As of March 14, 2023, Sipup Corporation had 71,047,594 shares issued and outstanding.

SIPUP CORPORATION INC.

2021 ANNUAL REPORT ON FORM 10-K

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

All references in this Form 10-K to the “Company”, “Sipup”, “we”, “us,” or “our” are to Sipup Corporation

Item 1. Business.

Our Company

on April 26, 2021, Sipup Corp. ( “Sipup,” “we,” “us” or the “Company”) entered into a Share Exchange Agreement with  VeganNation Services, Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation. pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of VeganNation (hereinafter, the “Acquisition”) in exchange for 41,062,240  shares of common stock of the Company. The Share Exchange Agreement is referred to herein collectively as the “Share Exchange Agreement” or the “Agreement”. The Share Exchange Agreement closed on September 30, 2021. At the Closing, pursuant to the Agreement, the Company will issue an aggregate of 41,062,240 shares of Common Stock to the VeganNation shareholders in exchange for 100 Ordinary Shares, par value NIS 1.00 per share, of VeganNation, constituting 100% of the issued and outstanding shares of VeganNation, resulting in VeganNation becoming a wholly-owned subsidiary of Sipup.

Due to circumstances beyond the control of the Parties, Sipup has been unable to develop the business of VeganNation to the extent contemplated by the Exchange Agreement and discussions between Sipup and VeganNation following the execution and delivery of the Exchange Agreement. Accordingly, the parties determined to enter into the Rescission Agreement. Thus on November 30, 2022 the Company entered into a Rescission Agreement (the “Rescission Agreement”) with VeganNation and the shareholders of VeganNation. pursuant to which the previously disclosed Share Exchange Agreement entered into as of September 30, 2021 amongst the parties the Share Exchange Agreemen) was terminated and rescinded in its entirety. Accordingly, each of the parties wase restored to the respective positions they occupied immediately prior to the execution and delivery of the Share Exchange Agreement.

On January 4, 2023, the Company entered into an Asset Management and Development contract (the “Development Contract”) with Kober Renewable Projects Development and Consulting S.R.L., a company duly registered and operating under the Romanian laws (“Kober”) pursuant to which Kober is to identify, manage and develop renewable energy projects in Romania. The Development Contract contemplates that a designated local company will hold land leasing rights or ownership for a period of a minimum of 29 years, plus a 10 years extension option, and in which the Company shall hold rights at least 75% thereof (“Spv”). Based on the Development Contract, Kober shall identify and provide suitable land for development of solar or wind farms, in order bring the Spvto a stage of readiness to develop or to sell part of such projects. Further to the Development Contract discussed above,

On March 27, 2023, Sipup Corporation entered into an agreement with Kober, pursuant to which Kober assigned to the Company’s Kober’s rights under a certain sale and purchase agreements (collectively, the “Agreements”) between Kober and three affiliated companies duly registered and operating under the Romanian laws (collectively, “Sellers”). The Sellers own and control an aggregate of approximately 2.0 Mega Watt (MW) green energy projects consisting of integrated and operational assembly of solar photovoltaic in working and operational status, mounting, assemblies, inverters, converters, metering, lighting fixtures, transformers, ballasts, disconnects, combiners, switches, wiring devices and wiring, and all other material for producing and delivering green energy. Under the Agreements, the Sellers sold to Kober all of the operating assets of these projects. Kober will have rights to all of the local licenses and permits necessary to develop and operate the projects.

In addition, Kober has signed on behalf of the Company, additional solar, wind farms and storage agreement for the rights to 165MW and memorandum of understanding for an additional 40MW.

Corporate History & Recent Events

On October 31, 2012, the Company was incorporated under the laws of the State of Nevada. Through fiscal year 2013, we were engaged in the production, packing and selling of flavored yogurts and have not generated any revenue; our current and predecessor independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended November 30, 2020. Our accumulated deficit is $2,245,460 as of November 30, 2021. We currently are focusing on finalizing the transactions discussed above.

Insurance

We do not maintain any insurance. Because we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

As of March 14, 2023, we have two employees, all of whom are officers. None of our employees are subject to a collective bargaining agreement.

Offices

The Company’s principal offices are located at 2 Mitzpe, Shoham, Israel Israel. Our telephone number is 972-54-5774447.

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

Renewable Energy

On January 4, 2023, weentered into an Asset Management and Development contract (the “Development Contract”) with Kober Renewable Projects Development and Consulting S.R.L., a company duly registered and operating under the Romanian laws (“Kober”) pursuant to which Kober is to identify, manage and develop renewable energy projects in Romania. The Development Contract contemplates that a designated local company will hold land leasing rights or ownership for a period of a minimum of 29 years, plus a 10 years extension option, and in which the Company shall hold rights at least 75% thereof (“Spv”). Based on the Development Contract, Kober shall identify and provide suitable land for development of solar or wind farms, in order bring the Spvto a stage of readiness to develop or to sell part of such projects.

Under the Development Contract, the Company agreed to pay Kober (i) upfront fee of Euro 100,000, (ii) a monthly management fee in the amount of Euro 27,500, which is payable after the acquisition by the Spv of a minimum of 500mw, (iii) Euro 6,000 for each mw Spv’s rights owned by the Company, subject to the progress of the projects’ approvals and permits (iv) issuance of 19.9% of the outstanding shares of common stock of the Company $0.001 par value to Kober and certain Kober management (v) Issuance of such amount of warrants, as agreed between the parties. The performance of the Company’s obligations is subject to raising the necessary capital of which no assurance can be provided.

In the event the Company shall decide to sell an Spv, the Company shall pay Kober the lesser of (i) Euro 20,000 or (ii) 25% out of the proceeds from the sale of the project.

Further to the Development Contract discussed above, On March 27, 2023, Sipup Corporation entered into an agreement with Kober, pursuant to which Kober assigned to the Company’s Kober’s rights under a certain sale and purchase agreements (collectively, the “Agreements”) between Kober and three affiliated companies duly registered and operating under the Romanian laws (collectively, “Sellers”). The Sellers own and control an aggregate of approximately 2.0 Mega Watt (MW) green energy projects consisting of integrated and operational assembly of solar photovoltaic in working and operational status, mounting, assemblies, inverters, converters, metering, lighting fixtures, transformers, ballasts, disconnects, combiners, switches, wiring devices and wiring, and all other material for producing and delivering green energy. Under the Agreements, the Sellers sold to Kober all of the operating assets of these projects.

The aggregate purchase price under the Agreements is EUR 2,200,000, of which EUR 400,000 is due within seven business days and the balance within four (4) months.

The Company intends to develop the projects, subject to raising the required capital of which no assurance can be provided that the Company will be successful.

Kober will have rights to all of the local licenses and permits necessary to develop and operate the projects.

Going Concern

Our cash balance is $Nil as of November 30, 2021. We do not believe that our cash balance is sufficient to fund our limited levels of operations beyond one year’s time.

Our current and predecessor independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company does not own any property. We currently lease a office at 2 Mitzpe, Shoham, Israel on a month to month basis. We believe that our facilities are suitable and adequate for our present needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded in the United States on the OTC Pink market under the ticker symbol “SPUP.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. SPUP.”

Holders of our Common Stock

As of March 29, 2023, the Company had 71,047,594 registered stockholders holding 69 shares of common stock.

Dividends

Since the Company’s inception, it has not declared nor paid any cash dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Its current policy is to retain any earnings in order to finance its operations. Its Board of directors will determine future declarations and payments dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans. We may in the future adopt a stock option.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of November 30, 2021 and November 30, 2020 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

Results of Operations

Comparison of the year ended November 30, 2021 to the year ended November 30, 2020

Revenues. We had no revenues for the years ended November 30, 2021 and 2020.

General and Administrative Expenses. For the year ended November 30, 2021, our general and administrative expenses amounted to $163,133, mainly comprised of Professional fees and filings fees, and were $61,248 for the year ended November 30, 2020, mainly comprised of Professional fees and filings fees. This increase in general and administrative expenses for the year ended November 30, 2021 was mainly due to an increase in professional services of $101,885, related to our Share Exchange Agreement with VeganNation signed in April 26, 2021 and which was later terminated and rescinded in its entirety, as described above.

Financial Expenses, net. For the year ended November 30, 2021, our financial income amounted to $29,831 and for the year ended November 30, 2020, our financial expenses amounted to $11,367. The reason for the increase in financial expenses for the year ended November 30, 2021, was mainly due to the decrease in interest expense related to our outstanding loans from stockholders.

Other Losses. For the year ended November 30, 2021, other losses amounted to $1,765,586 as compare to $Nil for the year ended November 30, 2020. Other Losses are comprised of costs related to our Share Exchange Agreement with VeganNation signed in April 26, 2021 and which was later terminated and rescinded in its entirety, as described above.

Net Loss. For the year ended November 30, 2021 and 2020, we recorded a net loss of $1,958,550 and $72,615, respectively, which represented an increase compared to the year ended November 30, 2021, of $1,885,935.

Liquidity and Capital Resources

As of November 30, 2021, the company had $Nil cash and our liabilities were $349,522, consisting primarily of Accounts payable and accrued expenses of $120,475, Convertible note of $45,000 and Loans from stockholders of $184,047. As of November 30, 2020, the company had $Nil cash and our liabilities were $261,082, consisting primarily of Accounts payable and accrued expenses of $88,200 and Loans from stockholders of $172,882.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until after receiving sufficient financing and implementing our plan of operations. We must raise cash to implement our strategy and stay in business. The Company anticipates over the next 12 months the cost of being a reporting public company will be approximately $75,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 14, 2022, our Board of Directors dismissed Halperin Ilanit CPA (the “Former Auditor”) as our independent registered public accounting firm.

The audit reports of the Former Auditor on our financial statements for the fiscal years ended November 30, 2020 and 2019 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended November 30, 2021 and 2020, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

On December 14, 2022, our Board of Directors approved the engagement of Weinstein International CPA ( the “New Auditor”) as our independent registered public accounting firm, effective upon the effectiveness of the dismissal of the Former Auditor. During the fiscal years ended November 30, 2021 and 2020, neither we, nor anyone on its behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by the New Auditor that the New Auditor concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting during quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiencies that represent material weaknesses as of December 31, 2022.

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

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Form 10-K the Directors and Officers currently serving our Company are as follows:

Name	Age	Positions and Offices
Mr. Baruch Yadid	66	Chief Executive Officer, Director
Mr. Yochai Ozeri (1)	45	Chief Financial Officer, Director
Mr. Netanel Salomon (1)	33	Vice President of Marketing and Investor Relations, Director

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

Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 14, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 71,047,594 shares of our common stock issued and outstanding as of March 14, 2023. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Shares of Common Stock (1)	Percent of Class (2)
Executive Officers and Directors

Yochai Ozeri, Chief Financial Officer & Director	-	*
Netanel Salomon, Vice President & Director	-	*
Baruch Yadid, Director
5% or more Shareholders
Adi Zim Holdings Ltd. (2)	8,501,143	11.97%
Shneor Shapira (3)	10,642,795	14.98%
Itay Yadid (4)	9,450,000	13.30%
Yosef Chaim Raybi (5)	10,642,794	14.98%
Vegan Point LLC (6)	10,642,795	14.98%

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Mr. Adi Zim holds sole voting and dispositive control of these securities. The address of Adi Zim Holdings Ltd. is Yosef Klausner 10, Ramla Israel.

(3)	Shneor Shapira is

(4)	Itay Yadid

(5)	Yosef Chaim Raybi

(6)	Vegan Point LLC

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

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following is a summary of the fees billed by our principal auditor during the calendar years ended November 30, 2021 and 2020:

	2021	2020
Audit fees	$14,000	$14,000
Audit-related fees	10,000	10,000
Tax fees	-	-
All other fees	-	-
Total	$24,000	$24,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023 .

SIPUP CORPORATION, INC.

By:	/s/ Baruch Yadid
Baruch Yadid
Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yochai Ozeri	Director	March 31, 2023
Yochai Ozeri

/s/ Baruch Yadid	Director	March 31, 2023
Baruch Yadid

/s/ Natanel Salomon	Director, Vice President	March 31, 2023
Natanel Salomon

SIPUP CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents:

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sipup Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sipup Corporation. and its subsidiaries (“the Company”) as of November 30, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30 2021 and the results of its operations and its cash flows for the year ended November 30, 2021, in conformity with generally accepted accounting principles in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of November 30, 2021, the Company suffered losses from operations in all years since inception and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Previous Auditor

This is the first year for which we have served as auditor. The previous year was audited by a different auditor whose permission we have received to serve as the current auditor

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 1 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluated whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

-	We added an explanatory paragraph to the audit report.

/s/ Weinstein International CPA (PCAOB ID #6629)

We have served as the Company’s auditor since 2022.

Tel Aviv, Israel

March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SIPUP CORPORATION, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SIPUP Corporation, Inc (the “Company”) as of November 30, 2020, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the year in the period ended November 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020, and the results of its operations and its cash flows for each of the year in the period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Halperin Ilanit

Certified Public Accountants (Isr.)

Tel Aviv, Israel

May 20, 2021

We have served as the Company’s auditor since 2020 till 2022

SIPUP CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In dollars, except share and per share data)

	Year ended November 30,
	2021	2020
ASSETS
Current assets:
Prepaid expenses	-	7,200

Total assets	$-	$7,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities and Accrued Expenses	106,175	88,200
Convertible Note (Note 3)	45,000	-
Loan from stockholder (Note 4)	184,047	172,882

Total liabilities	335,222	261,082

Stockholders’ deficit:
Common stock, $0.001 par value; 75,000,000 shares authorized; 70,501,880 and 24,044,000 shares issued and outstanding on November 30, 2021 and 2020, respectively	70,502	24,044
Additional paid-in capital	4,119,170	64,631
Shareholders debt due to issuance of shares	(2,463,734)	(55,647)
Proceeds on account of shares	170,000	-
Accumulated deficit	(2,231,160)	(286,910)

Total stockholders’ deficit	(335,222)	(253,882)

Total liabilities and stockholders’ deficit	$-	$7,200

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In dollars, except share and per share data)

	Year ended November 30,
	2021	2020
Revenues:	$-	$-

Operating expenses:

General and administrative expenses	148,333	61,248

Total operating expenses	148,333	61,248

Interest on shareholder loan	29,831	11,367
Other loss (Note 1)	1,765,586	-

Net loss	$(1,944,250)	$(72,615)
Net loss per share-basic and diluted attributable to common stockholders	$(0.06)	$(0.00)

Basic and diluted weighted average number of shares outstanding	31,783,145	24,044,000

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In dollars, except share and per share data)

	Common Stock					Shareholder
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Proceeds on account of shares	debt due to issuance of shares	Total Stockholders’ Deficiency
Balance at November 30, 2019	24,044,000	24,044	64,631	(214,295)	-	(55,647)	(181,267)
Loss for the period	-	-	-	(72,615)	-	-	(2,615)
Balance at November 31, 2020	24,044,000	24,044	64,631	(286,910)	-	(55,647)	(253,882)

Beneficial conversion feature related to convertible loan	-	-	18,480	-	-	-	18,480
Shareholder obligation to issue shares	-	-	-	-	-	55,647	55,647
Issuance of shares for cash	5,395,640	5,396	1,613,387	-	-	-	1,618,783
Proceeds on account of shares	-	-	-		170,000		170,000
Issuance of shares in share exchange transaction (Note 1)	41,062,240	41,062	2,422,672	-	-	(2,463,734)	-
Loss for the period	-	-		(1,944,250)	-	-	(1,944,250)
Balance at November 30, 2021	70,501,880	70,502	4,119,170	(2,231,160)	170,000	(2,463,734)	(335,222)

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In dollars)

	Year Ended November 30,
	2021	2020
Cash flows from operating activities:
Net loss for the period	$(1,944,250)	$(72,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Financial expenses related to convertible loan	18,480	-
Interest on shareholder’s loan	11,165	11,367
Stock based compensation	7,200	86,400
Changes in operating assets and liabilities:
Increase (decrease) in current liabilities and accrued expenses	17,975	(25,152)
Net cash used in operating activities	(1,889,430)	-

Cash flows from investing activities:
Related party	-
Restricted fund	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of shares for cash	1,788,783	-
Proceeds from convertible note	45,000	-
Proceed of short-term loan from bank	77,954
Repayment of shareholder’s loan	(77,954)
Decrease in shareholder debt for issuance of shares	55,647	-
Net cash provided by financing activities	1,889,430	-

Increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Non cash transactions:
Benefit component of convertible note	18,480	-

The accompanying notes are an integral part of these consolidated financial statements.

SIPUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Sipup Corporation (the “Company”) is a Nevada Corporation incorporated on October 31, 2012. For additional information see subsequent events on April 26, 2021, the Company entered into a Share Exchange Agreement with VeganNation Services, Ltd., a company formed under the laws of the State of Israel (“VeganNation”) and the shareholders of VeganNation. pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of VeganNation (hereinafter, the “Acquisition”) in exchange for 41,062,240 shares of common stock of the Company. The Share Exchange Agreement is referred to herein collectively as the “Share Exchange Agreement” or the “Agreement”.The Share Exchange Agreement closed on September 30, 2021. At the Closing, pursuant to the Agreement, the Company will issue an aggregate of 41,062,240 shares of Common Stock to the VeganNation shareholders in exchange for 100 Ordinary Shares, par value NIS 1.00 per share, of VeganNation, constituting 100% of the issued and outstanding shares of VeganNation, resulting in VeganNation becoming a wholly-owned subsidiary of Sipup.

Due to circumstances beyond the control of the Parties, Sipup has been unable to develop the business of VeganNation to the extent contemplated by the Exchange Agreement and discussions between Sipup and VeganNation following the execution and delivery of the Exchange Agreement. Accordingly, the parties determined to enter into the Rescission Agreement. Thus on November 30, 2022, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with VeganNation and the shareholders of VeganNation. pursuant to which the previously disclosed Share Exchange Agreement entered into as of September 30, 2021 amongst the parties the Share Exchange Agreemen) was terminated and rescinded in its entirety. Accordingly, each of the parties was restored to the respective positions they occupied immediately prior to the execution and delivery of the Exchange Agreement.

As a results of the Rescission Agreement the Company amortized its investment in VeganNation in the amount of $1,670,586 to the statement of operations for the year ended November 30, 2021.

On January 4, 2023, the Company entered into an Asset Management and Development contract (the “Development Contract”) with Kober Renewable Projects Development and Consulting S.R.L., a company duly registered and operating under the Romanian laws (“Kober”) pursuant to which Kober is to identify, manage and develop renewable energy projects in Romania. The Development Contract contemplates that a designated local company will hold land leasing rights or ownership for a period of a minimum of 29 years, plus a 10 years extension option, and in which the Company shall hold rights at least 75% thereof (“Spv”). Based on the Development Contract, Kober shall identify and provide suitable land for development of solar or wind farms, in order bring the Spvto a stage of readiness to develop or to sell part of such projects.

Under the Development Contract, the Company agreed to pay Kober (i) upfront fee of Euro 100,000, (ii) a monthly management fee in the amount of Euro 27,500, which is payable after the acquisition by the Spv of a minimum of 500mw, (iii) Euro 6,000 for each mw Spv’s rights owned by the Company, subject to the progress of the projects’ approvals and permits (iv) issuance of 19.9% of the outstanding shares of common stock of the Company $0.001 par value to Kober and certain Kober management (v) Issuance of such amount of warrants, as agreed between the parties. The performance of the Company’s obligations is subject to raising the necessary capital of which no assurance can be provided.

Further to the Development Contract discussed above, On March 27, 2023, Sipup Corporation entered into an agreement with Kober, pursuant to which Kober assigned to the Company’s Kober’s rights under a certain sale and purchase agreements (collectively, the “Agreements”) between Kober and three affiliated companies duly registered and operating under the Romanian laws (collectively, “Sellers”). The Sellers own and control an aggregate of approximately 2.0 Mega Watt (MW) green energy projects consisting of integrated and operational assembly of solar photovoltaic in working and operational status, mounting, assemblies, inverters, converters, metering, lighting fixtures, transformers, ballasts, disconnects, combiners, switches, wiring devices and wiring, and all other material for producing and delivering green energy. Under the Agreements, the Sellers sold to Kober all of the operating assets of these projects.

The aggregate purchase price under the Agreements is EUR 2,200,000, of which EUR 400,000 is due within seven business days and the balance within four (4) months.

The Company intends to develop the projects, subject to raising the required capital of which no assurance can be provided that the Company will be successful.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2021, the Company has an accumulated deficit of $2,231,160 from operations and has earned no revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2021.

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

NOTE 3 – CONVERTIBLE LOANS

During December 2020 the company, in consideration of the advance of $50,000 for purposes of paying outstanding Company obligation to third parties, the Company issued to Adi Zim and Rosario Capital Ltd. its unsecured convertible promissory note in the principal amount of $50,000 (the “Note”). The Note is repayable upon the earlier of December 15, 2021 or the closing of the Stock Exchange Agreement with VeganNation. The Note is convertible into shares of the Company’s common stock at a rate equal to $0.10 per share. During the year months ended November 30, 2021 the company received $45,000 representing the full amount of advance payment.

The Conversion was estimated using the Black-Scholes option pricing model. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

December 15, 2021
Dividend yield	-
Risk-free interest rate	4.5%
Expected term (years)	0.95
Volatility	315.6%
Share price	0.45
Exercise price	0.10
Fair value of beneficial component	18,480

NOTE 4 – LOAN FROM STOCKHOLDER

	As of year ended,
	November 30, 2021	November 30, 2020
Loan from shareholder (*)	$170,027	$147,495
Loan from related party (**)	14,020	14,020
	$184,047	$161,515

(*)	The loan is unsecured, bears annual 2.56% interest and has no repayment term. This loan is repayable on demand. On January 9, 2023, Company and the lender agreed to waive certain amount of the loan such that the loan balance shall be reduced to NIS100,000 (approximately $30,000).

(**)	The loan is unsecured, bears no interest and has no repayment term. This loan is repayable on demand

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

During the period ended September 30, 2021 the Company received $1,618,783 for which it issued 3,109,935 restricted shares of common stock on October 4, 2021. In addition, the Company received additional $170,000 for which restricted shares of common stock were issued at December 2022.

As described in note 1 above, on April 26, 2021, the Company entered into a Share Exchange Agreement with VeganNation pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of VeganNation in exchange for 41,062,240 shares of common stock of the Company. The shares were issued at September 30, 2021.

Due to circumstances beyond the control of the Parties, Sipup has been unable to develop the business of VeganNation to the extent contemplated by the Exchange Agreement and discussions between Sipup and VeganNation following the execution and delivery of the Exchange Agreement. Accordingly, the parties determined to enter into the Rescission Agreement. Thus on November 30, 2022, the Company entered into a Rescission Agreement (the “Rescission Agreement”) with VeganNation and the shareholders of VeganNation. pursuant to which the previously disclosed Share Exchange Agreement entered into as of September 30, 2021 amongst the parties the Share Exchange Agreemen) was terminated and rescinded in its entirety. Accordingly, each of the parties was restored to the respective positions they occupied immediately prior to the execution and delivery of the Exchange Agreement.

The shares of common stock issued to the shareholder of VeganNation under the Exchange Agreement will be returned to the Company’s treasury.

NOTE 6 – INCOME TAXES

a. Provision for income taxes

No provision for income taxes was required for the year ended November 30, 2021 and 2020 due to net losses in these periods.

b. In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of November 30,
	2021	2020
Net operating losses carryforwards	$468,544	$60,251
Less valuation allowance	(468,544)	(60,251)
Net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended November 30, 2021 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, 2021, the Company had approximately $2,231,160 in tax loss carryforwards that can be utilized future periods to reduce taxable income and expire by the year 2038.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 7 – RELATED PARTY TRANSACTION

The following transactions were carried out with related parties:

	As of November 30,
	2021	2020
General and administrative expenses	$7,200	$86,400
Interest on shareholder’s loan	11,165	11,367

For additional information please refer to Note 3.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

On January 4, 2023, the “Company”) entered into an Asset Management and Development contract (the “Development Contract”) with Kober Renewable Projects Development and Consulting S.R.L., a company duly registered and operating under the Romanian laws (“Kober”) pursuant to which Kober is to identify, manage and develop renewable energy projects in Romania. The Development Contract contemplates that a designated local company will hold land leasing rights or ownership for a period of a minimum of 29 years, plus a 10 years extension option, and in which the Company shall hold rights at least 75% thereof (“Spv”). Based on the Development Contract, Kober shall identify and provide suitable land for development of solar or wind farms, in order bring the Spvto a stage of readiness to develop or to sell part of such projects.

Under the Development Contract, the Company agreed to pay Kober (i) upfront fee of Euro 100,000, (ii) a monthly management fee in the amount of Euro 27,500, which is payable after the acquisition by the Spv of a minimum of 500mw, (iii) Euro 6,000 for each mw Spv’s rights owned by the Company, subject to the progress of the projects’ approvals and permits (iv) issuance of 19.9% of the outstanding shares of common stock of the Company $0.001 par value to Kober and certain Kober management (v) Issuance of such amount of warrants, as agreed between the parties. The performance of the Company’s obligations is subject to raising the necessary capital of which no assurance can be provided.

In the event the Company shall decide to sell an Spv, the Company shall pay Kober the lesser of (i) Euro 20,000 or (ii) 25% out of the proceeds from the sale of the project.

Further to the Development Contract discussed above, On March 27, 2023, the Company entered into an agreement with Kober, pursuant to which Kober assigned to the Company’s Kober’s rights under a certain sale and purchase agreements (collectively, the “Agreements”) between Kober and three affiliated companies duly registered and operating under the Romanian laws (collectively, “Sellers”). The Sellers own and control an aggregate of approximately 2.0 Mega Watt (MW) green energy projects consisting of integrated and operational assembly of solar photovoltaic in working and operational status, mounting, assemblies, inverters, converters, metering, lighting fixtures, transformers, ballasts, disconnects, combiners, switches, wiring devices and wiring, and all other material for producing and delivering green energy. Under the Agreements, the Sellers sold to Kober all of the operating assets of these projects.

The aggregate purchase price under the Agreements is EUR 2,200,000, of which EUR 400,000 is due within seven business days and the balance within four (4) months.

The Company intends to develop the projects, subject to raising the required capital of which no assurance can be provided that the Company will be successful.

Kober will have rights to all of the local licenses and permits necessary to develop and operate the projects.

In addition, Kober has signed on behalf of the Company, additional solar, wind farms and storage agreement for the rights to 165MW and memorandum of understanding for an additional 40MW.

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer), furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*